Form 10-Q
period 1996-03-31
DATAWORKS CORP
filed 1996-05-14
CIK 1000860

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996.


[   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
           EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
           ________________________ TO________________________.

                         Commission File Number 0-26814

                              DATAWORKS CORPORATION
             (Exact name of registrant as specified in its charter)

               CALIFORNIA                                       33-0209937
     (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                       identification number)

     5910 PACIFIC CENTER BOUVELVARD                                92121
                SUITE 300                                       (Zip Code)
          SAN DIEGO, CALIFORNIA
(Address of principal executive offices)

                                 (619) 546-9600
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

         As of March 31, 1996, there were 5,874,027 shares of the Registrant's Common Stock outstanding.

                              DATAWORKS CORPORATION
                                 FORM 10-Q INDEX

                                                                                     PAGE
                                                                                     ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets as of March 31,1996 (unaudited) and
         December 31, 1995                                                              3

         Consolidated Statements of Operations (unaudited) for the Three
         Months Ended March 31,1996 and 1995                                            4

         Consolidated Statements of Cash Flows (unaudited) for the Three
         Months Ended March 31,1996 and 1995                                            5

         Notes to Consolidated Financial Statements                                     6

Item 2.   Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                      7


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                              10

Item 2.  Changes in Securities                                                          10

Item 3.  Defaults upon Senior Securities                                                10

Item 4.  Submission of Matters to a Vote of Security Holders                            10

Item 5.  Other Information                                                              10

Item 6.  Exhibits and Reports on Form 8-K                                               11

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                             DATAWORKS CORPORATION
                          CONSOLIDATED BALANCE SHEETS




                                                               MARCH 31,         DECEMBER 31,
                                                                  1996              1995
                                                             ------------        ------------
                                                             (UNAUDITED)
ASSETS
Current assets:
  Cash & cash equivalents                                    $  8,901,393        $ 10,726,636
  Accounts receivable, net                                     11,755,481           9,951,922
  Deferred income taxes                                         1,515,780           1,515,780
  Other current assets                                          2,128,670             983,368
                                                             ------------        ------------
Total current assets                                           24,301,324          23,177,706

Equipment, furniture and fixtures, net                          1,880,796           1,589,760
Receivable from officer                                           228,000             206,000
Acquired and developed software costs, net                      2,790,444           1,852,115
Intangible assets, net                                          4,377,667           4,574,277
Other assets                                                      122,750             125,045
                                                             ------------        ------------
Total assets                                                 $ 33,700,981        $ 31,524,903
                                                             ============        ============

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                           $  2,976,080        $  2,742,380
  Accrued compensation                                          1,285,925           1,350,091
  Other accrued liabilities                                     1,428,373             912,019
  Deferred revenue                                              4,017,520           3,281,665
                                                             ------------        ------------
Total current liabilities                                       9,707,898           8,286,155

Deferred rent                                                     134,262             133,266
Deferred income taxes                                           1,907,502           1,929,189

Shareholders' equity:
  Common stock, no stated par value:
    Authorized shares - 25,000,000
    Issued and outstanding shares - 5,874,027 and
    5,661,436 at March 31, 1996 and December 31, 1995,
    respectively                                               26,304,635          26,005,540
Accumulated deficit                                            (4,353,316)         (4,829,247)
                                                             ------------        ------------
Total shareholders' equity                                     21,951,319          21,176,293
                                                             ------------        ------------

Total liabilities & shareholders' equity                     $ 33,700,981        $ 31,524,903
                                                             ============        ============

See accompanying notes

                              DATAWORKS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                             THREE MONTHS ENDED MARCH 31,
                                            ------------------------------
                                               1996               1995
                                            -----------        -----------
                                            (UNAUDITED)        (UNAUDITED)
Revenues:
  Software licenses                         $ 4,566,719        $ 2,693,996
  Hardware                                    1,211,616          1,002,937
  Maintenance and other services              2,858,934          1,871,718
                                            -----------        -----------
Total revenues                                8,637,269          5,568,651

Cost of revenues:
  Software licenses                             389,184            274,293
  Hardware                                      914,126            840,454
  Maintenance and other services              2,232,427          1,323,322
                                            -----------        -----------
Total cost of revenues                        3,535,737          2,438,069
                                            -----------        -----------

Gross profit                                  5,101,532          3,130,582

Operating expenses:
  Selling and marketing                       2,390,570          1,684,004
  Research and development                      904,384            583,399
  General and administrative                  1,128,062            795,558
                                            -----------        -----------
Total operating expenses                      4,423,016          3,062,961
                                            -----------        -----------

Income from operations                          678,516             67,621

Interest income (expense), net                  101,993           (446,442)
                                            -----------        -----------

Income (loss) before income taxes               780,509           (378,821)

Credit (provision) for income taxes            (304,578)           141,779
                                            -----------        -----------

Net income (loss)                           $   475,931        $  (237,042)
                                            ===========        ===========

Per share information:
Net income (loss) per share                 $      0.08        $     (0.08)
                                            ===========        ===========

Shares used in per share computations         6,300,000          2,851,000
                                            ===========        ===========

See accompanying notes

                             DATAWORKS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               THREE MONTHS ENDED MARCH 31,
                                                             --------------------------------
                                                                 1996                1995
                                                             ------------        ------------
                                                             (UNAUDITED)          (UNAUDITED)
OPERATING ACTIVITIES
Net income (loss)                                            $    475,931        $   (237,042)
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
    Depreciation                                                  187,263              88,800
    Amortization of intangible assets                             196,611             160,921
    Amortization of debt discount and debt issue costs               --                76,495
    Deferred rent expense                                             996              10,094
    Deferred income taxes                                         (21,687)            (57,687)
    Changes in operating assets & liabilities:
        Accounts payable                                          233,700             864,630
        Accrued compensation                                      (64,166)             40,590
        Other accrued liabilities                                 547,892             (95,018)
        Deferred revenue                                          735,855             432,812
        Accounts receivable                                    (1,803,559)           (883,474)
        Other current assets                                   (1,145,302)           (100,627)
                                                             ------------        ------------
Net cash provided by (used in) operating activities              (656,466)            300,494

INVESTING ACTIVITIES
Purchases of equipment, furniture and fixtures                   (478,299)           (176,939)
Additions to acquired and developed software costs               (938,328)           (189,625)
Advances to officers                                              (22,000)            (46,500)
Other assets                                                        2,295                --
                                                             ------------        ------------
Net cash used in investing activities                          (1,436,332)           (413,064)

FINANCING ACTIVITIES
Net decrease in obligations under lines of credit                    --              (403,159)
Repayments of notes payable                                       (31,540)           (102,603)
Issuance of common stock, net                                     299,095                --
                                                             ------------        ------------
Net cash provided by (used in) financing activities               267,555            (505,762)
                                                             ------------        ------------
Net decrease in cash and cash equivalents                      (1,825,243)           (618,332)
Cash and cash equivalents at beginning of period               10,726,636             618,332
                                                             ------------        ------------
Cash and cash equivalents at end of period                   $  8,901,393        $       --
                                                             ============        ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for interest                           15,128             307,877
                                                             ============        ============
Cash paid during the period for income taxes                 $       --          $       --
                                                             ============        ============


See accompanying notes

                              DATAWORKS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31,1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31,1995.

Note B - Accounting Policies

Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standard No. 121"Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121). The adoption of the new standard had no effect on the financial statements.

Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standard No. 123 "Accounting and Disclosure of Stock-Based Compensation" (SFAS
123). As allowed under SFAS 123, the Company has elected to continue to account for stock option grants in accordance with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" (APB 25) and related interpretations. The adoption of the new standard had no effect on the financial statements.

Note C - Net Income (Loss) Per Share

For periods subsequent to the completion of the Company's initial public offering (the "IPO") in October 1995, income per share information is computed using the weighted average number of common shares outstanding plus common share equivalents arising from outstanding stock options and warrants using the treasury stock method. Prior to the IPO, net income (loss) per share is computed pursuant to the requirements of the Securities and Exchange Commission ("SEC"), which require that common stock and convertible preferred shares issued by the Company during the twelve months immediately preceding the IPO, plus the number of common equivalent shares which were granted during the same period pursuant to the grant of stock options and warrants, be included in the calculation of the shares used in computing net income (loss) per share as if these shares were outstanding for all periods presented using the treasury stock method.

Note D - Acquisition

In January 1996, the Company agreed to purchase software assets of Arrowkey Systems for $450,000. These assets facilitate the integration of shop floor data collection systems into the Company's current software products. In addition, the Company may be required to pay up to $75,000 annually through 1998 if certain sales levels of Arrowkey software products are achieved, as defined. These assets have been included on the Balance Sheet as "Acquired and developed software costs, net" and will be amortized over their estimated useful life of five years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

DataWorks Corporation (the "Company") was incorporated in 1986 to develop, market, implement and support open systems, client-server based ERP software for mid-sized discrete manufacturing companies. The Company expects that the factors affecting its growth will include expansion in the range and capabilities of its ERP software products, continued focus on licensing products to new customers and licensing additional sites and modules to existing customers, extended availability of sales and services through the expansion of regional centers and investment in infrastructure to support anticipated growth in sales and service requirements.

The Company has experienced significant fluctuations in its revenues and operating results from quarter to quarter and anticipates that it will continue to experience such quarterly fluctuations. The Company's revenues occur predominantly in the third month of each fiscal quarter and tend to be concentrated in the latter half of such third month. Accordingly, the Company's quarterly results of operations are difficult to predict, and delays in product delivery or in closings of sales near the end of the quarter could cause quarterly revenues and, to a greater degree, net income to fall substantially short of anticipated levels. The forward-looking comments contained in the following discussion involve risks and uncertainties. The Company's actual results may differ materially from those discussed here. Factors that could cause or contribute to such differences can be found in the following discussion and elsewhere throughout this Quarterly Report on Form 10-Q, as well as in the Company's Form 10-K as filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

The following table sets forth the percentage of total revenues represented by certain statement of operations data for the periods indicated:

                                          Three Months Ended
                                                March 31,
                                       --------------------------
                                           1996          1995
                                        (Unaudited)   (Unaudited)
Revenues:
   Software licenses                          53%          48%
   Hardware                                   14           18
   Maintenance and other services             33           34
                                            ----         ----
Total  revenues                              100          100
                                            ----         ----

Cost of revenues:
   Software licenses                           4            5
   Hardware                                   11           15
   Maintenance and other services             26           24
                                            ----         ----
Total cost of revenues                        41           44
                                            ----         ----

Gross Profit                                  59           56
                                            ----         ----

Operating expenses:
    Selling and marketing                     28           30
    Research and development                  10           11
    General and  administrative               13           14
                                            ----         ----
Total  operating expenses                     51           55
                                            ----         ----
Income from operations                         8            1
Interest income (expense)                      1           (8)
                                            ----         ----
Income (loss) before taxes                     9           (7)
Credit (provision) for income taxes           (3)           3
                                            ----         ----

Net income (loss)                              6%          (4)%
                                            ====         ====

Revenues. Total revenues include software license revenues and related service fees, including software maintenance, consulting and custom programming. In addition, the Company resells third party hardware and operating sytems software to provide turnkey systems solutions. The Company's revenues for the three months ended March 31, 1996 increased 55% to $8.6 million from $5.6 million for the same period in 1995. These increases were primarily due to growth in software license revenues and service fees which increased 70% and 53%, respectively, over the same period in 1995. This growth is the result of the expansion of the Company's customer base through the impact of the regionalization and expansion of the sales force and marketing efforts of the Company. Growth in software license revenues also reflects an increase in add-on sales to the Company's existing customer base. Hardware revenue increased 21% for the three months ended March 31, 1996 as compared to the same period in 1995. The decline in hardware revenues as a percentage of total revenues reflects an increasing tendency for the new customers who purchase smaller systems to purchase hardware directly from third party vendors.

Cost of Revenues. The costs related to software license revenues consist primarily of the cost of software products sold with the Company's systems that are provided by third party suppliers. These costs increased 42% for the three months ended March 31, 1996 as compared to the same period in 1995. The cost of hardware revenues consists primarily of the cost of the computers (primarily servers) and related peripheral and network products purchased from third party vendors and sold as part of the Company's turnkey systems. The cost of providing hardware products increased 9% for the three months ended March 31, 1996 as compared to the same period for 1995. The dollar increases in cost of software licenses and cost of hardware are due to the increased volume of software and hardware sales. The cost of service revenues is primarily based on salary and a portion of the Company's overhead costs. The cost of service revenues increased by 69% for the three months ended March 31,1996 as compared to the same period for 1995. This cost increase primarily reflects the increased costs attributable to hiring additional service personnel to support the current and expected growth in new customer accounts.

Gross Profit. The Company's gross profit increased 63% to $5.1 million for the three months ended March 31,1996 as compared to $3.1 million for the comparable three months ended March 31, 1995. During the same period, gross profit as a percentage of sales increased to 59% from 56%. This increase was primarily due to the increase in software license revenues which increased at a greater percentage than the other components of revenue and which carries a higher gross profit percentage than that of hardware and service revenues.

Selling and marketing expenses. Selling and marketing expenses consist primarily of sales and marketing personnel costs, advertising and promotional expenses. These expenses for the three months ended March 31,1996 increased 42% to $2.4 million from $1.7 million for the same period of 1995. Selling and marketing expenses as a percentage of revenue decreased to 28% for the three months ended March 31,1996 from 30 % for the same period in 1995, due to the increase in sales revenue. The dollar increase in expenses was primarily due to increased regional staffing and the marketing effort required to support current and new markets for the Company's products. The Company expects that such expenses will continue to increase as it expands its sales efforts.

General and administrative expenses. These expenses for the three months ended March 31, 1996 increased 42% to $1.1 million from approximately $800,000 for the same period in 1995. The increase in expenses was due primarily to costs related to the increase in administrative staff necessary to manage higher revenue and expense levels and to the increase in depreciation from the investments made in capital equipment.

Research and development expenses. Research and development expenses are comprised primarily of salary and a portion of the Company's overhead. Costs incurred in the research and development of new software products are expensed to operations as incurred. Certain software production costs related to the Company's new ECS product, however, are capitalized as required by Statement of Financial Accounting Standards No. 86, "Accounting for Software Cost." Amortization of these costs will begin when the product is available for general release, which is expected in 1997. Research and development expenses increased 55% to approximately $900,000 from approximately $600,000 and decreased as a percentage of sales to 10% from 11% for the three months ended March 31, 1996 as compared to the same period in 1995. The Company believes that investments in research and development are required to remain competitive in the software business. Accordingly, the Company has continued to increase the amount of its expenditures on research and development, primarily through the employment of additional development personnel. For the foreseeable future, the Company anticipates continued increased expenditures on research and development for both the enhancement of current products and the addition of new products.

Interest Income and Expense. The Company reported net interest income of approximately $102,000 for the three months ended March 31, 1996, as compared to net interest expense of approximtely $446,000 for the same period in 1995. The interest income in the first quarter of 1996 relates primarily to the income from the investment of the net proceeds of the Company's initial public offering in October 1995. The interest expense recorded in the first quarter of 1995 relates primarily to long-term debt and the amortization of debt issue cost with respect to prior financings, all of which were retired with a portion of the proceeds from the initial public offering.

Provision for Income Taxes. The Company's effective tax rate for the first quarter of 1996 was 39% as compared to 37% for the same quarter of 1995. The difference between the Company's effective rate and the combined statutory rates is due to benefits from certain tax credit carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

The Company finances its operations primarily through cash flow from operations and its current cash and short-term investment balances. For the three months ended March 31,1996, operating activities required cash of approximately $656,000 primarily to support increases to accounts receivable and other current assets. In addition, the Company made investments during the first quarter for capital equipment of approximately $478,000, the funding of the Company's new ECS product of approximately $488,000 and the purchase of certain software from Arrowkey Systems of $450,000.

As of March 31, 1996, the Company had cash and cash equivalents totaling approximately $8.9 million.

The Company maintains a secured bank line of credit expiring in June 1997 that provides for borrowings of up to $6.0 million, based upon eligible receivables, at the bank's prime rate. No borrowings were outstanding under the line of credit at March 31,1996.

The Company's principal commitments as of March 31,1996 consisted primarily of leases on facilities and equipment. There were no material commitments for capital expenditures.

The Company's capital resources may be used to support working capital requirements, product development, capital equipment requirements and possible acquisitions of businesses, products or technologies complementary to the Company's current business.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A)  Exhibit Index

              Exhibit 11 - Statement Regarding Computation of Earnings Per Share

         (B) No reports on Form 8-K were filed during the three months ending March 31, 1996.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       DATAWORKS CORPORATION
                                       ---------------------
                                           (Registrant)

Date:  May 14, 1996                     /s/Stuart W. Clifton
       ------------                 -----------------------------
                                          Stuart W. Clifton
                                      Chairman of the Board and
                                       Chief Executive Officer
                                    (Principal Executive Officer)

Date:  May 14, 1996                     /s/Norman R. Farquhar
       ------------                 -----------------------------
                                          Norman R. Farquhar
                                     Chief Financial Officer and
                                              Director
                                    (Principal Financial Officer)