Form 10-Q
period 1996-06-30
DATAWORKS CORP
filed 1996-08-14
CIK 1000860

==============================================================================



                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark one)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996.

[   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
           EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM_________ TO
           ___________.

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

         As of June 30, 1996, there were 5,955,416 shares of the Registrant's Common Stock outstanding.

==============================================================================

                             DATAWORKS CORPORATION
                                FORM 10-Q INDEX

                                                                                                     Page
                                                                                                     ----
PART I.      FINANCIAL INFORMATION


Item 1.      Financial Statements

             Consolidated Balance Sheets as of June 30, 1996 (unaudited)
             and December 31, 1995                                                                     3

             Consolidated Statements of Operations (unaudited) for the Three
             Months and Six Months Ended June 30, 1996 and June 30, 1995                               4

             Consolidated Statements of Cash Flows (unaudited) for the Six
             Months Ended June 30, 1996 and June 30, 1995                                              5

             Notes to Consolidated Financial Statements                                                6

Item 2.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                                                 8


PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings                                                                        11

Item 2.      Changes in Securities                                                                    11

Item 3.      Defaults upon Senior Securities                                                          11

Item 4.      Submission of Matters to a Vote of Security Holders                                      11

Item 5.      Other Information                                                                        11

Item 6.      Exhibits and Reports on Form 8-K                                                         11

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                             DATAWORKS CORPORATION
                          CONSOLIDATED BALANCE SHEETS



                                                                          JUNE 30,            DECEMBER 31,
                                                                            1996                  1995
                                                                         -----------          ------------
                                                                         (UNAUDITED)
 ASSETS
 Current assets:
     Cash and cash equivalents                                           $ 8,253,376           $10,726,636
     Accounts receivable, net                                             13,298,651             9,951,922
     Deferred income taxes                                                 1,515,780             1,515,780
     Other current assets                                                  2,646,193               983,368
                                                                         -----------           -----------
 Total current assets                                                     25,714,000            23,177,706

 Equipment, furniture and fixtures, net                                    2,105,429             1,589,760
 Receivable from officer                                                     155,300               206,000
 Acquired and developed software costs, net                                3,370,712             1,852,115
 Intangible assets, net                                                    4,211,058             4,574,277
 Other assets                                                                121,885               125,045
                                                                         -----------           -----------
 Total assets                                                            $35,678,384           $31,524,903
                                                                         ===========           ===========
 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
     Accounts payable                                                    $ 3,355,788           $ 2,742,380
     Accrued compensation                                                  1,584,347             1,350,091
     Other accrued liabilities                                             2,605,381               912,019
     Deferred revenue                                                      3,070,357             3,281,665
                                                                         -----------           -----------
 Total current liabilities                                                10,615,873             8,286,155

 Deferred income taxes                                                     1,885,815             1,929,189
 Deferred rent                                                               126,264               133,266

 Commitments

 Shareholders' equity:
     Common stock, no stated par value:
         Authorized shares - 25,000,000
         Issued and outstanding shares - 5,955,416 and 5,661,436
         at June 30, 1996 and December 31, 1995, respectively             26,344,390            26,005,540
 Accumulated deficit                                                      (3,293,958)           (4,829,247)
                                                                         -----------           -----------
 Total shareholders' equity                                               23,050,432            21,176,293
                                                                         -----------           -----------
 Total liabilities and shareholders' equity                              $35,678,384           $31,524,903
                                                                         ===========           ===========

See accompanying notes

                             DATAWORKS CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                               THREE MONTHS ENDED JUNE 30,               SIX MONTHS ENDED JUNE 30,
                                              -----------------------------           --------------------------------
                                                  1996              1995                  1996                1995
                                              -----------       -----------           -----------          -----------
 Revenues:
     Software licenses                        $ 6,772,309        $4,064,873           $11,339,028          $ 6,742,663
     Hardware                                   1,389,590         1,511,518             2,601,206            2,530,664
     Maintenance and other                      3,356,212         2,022,609             6,215,146            3,894,324
                                              -----------        ----------           -----------          -----------
 Total revenues                                11,518,111         7,599,000            20,155,380           13,167,651

 Cost of revenues:
     Software licenses                            533,761           325,360               922,945              581,572
     Hardware                                   1,029,476         1,125,787             1,943,602            1,984,323
     Maintenance and other                      2,679,161         1,413,776             4,911,588            2,737,098
                                              -----------        ----------           -----------          -----------
 Total cost of revenues                         4,242,398         2,864,923             7,778,135            5,302,993
                                              -----------        ----------           -----------          -----------
 Gross profit                                   7,275,713         4,734,077            12,377,245            7,864,658

 Operating expenses:
     Sales & marketing                          3,213,274         1,956,023             5,603,844            3,640,026
     Research & development                       987,120           596,823             1,891,504            1,180,223
     General & administrative                   1,415,675         1,057,932             2,543,737            1,863,786
                                              -----------        ----------           -----------          -----------
 Total operating expenses                       5,616,069         3,610,778            10,039,085            6,684,035
                                              -----------        ----------           -----------          -----------
 Income from operations                         1,659,644         1,123,299             2,338,160            1,180,623
 Other income (expense), net                       76,714          (478,650)              178,707             (913,946)
                                              -----------        ----------           -----------          -----------
 Income before income taxes                     1,736,358           644,649             2,516,867              266,677
 Provision for income taxes                       677,000           253,783               981,578              112,004
                                              -----------        ----------           -----------          -----------
 Net income                                   $ 1,059,358        $  390,866           $ 1,535,289          $   154,673
                                              ===========        ==========           ===========          ===========
 Per share information:
     Net income                               $      0.17        $     0.12           $      0.24          $      0.05
                                              ===========        ==========           ===========          ===========
 Shares used in per share                       6,413,000         3,321,000             6,357,000            3,321,000
                                              ===========        ==========           ===========          ===========

See accompanying notes

                             DATAWORKS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                         SIX MONTHS ENDED JUNE 30,
                                                                              ----------------------------------------------
                                                                                   1996                            1995
                                                                              -------------                   --------------
 OPERATING ACTIVITIES
 Net income                                                                     $ 1,535,289                       $  154,671

Adjustments to reconcile net income to net cash used in operating activities:

     Depreciation                                                                   410,590                          178,971
     Amortization of intangible assets                                              400,721                          328,089
     Amortization of debt discount and debt issue costs                                 -                            149,593
     Reduction of advances to officers charged to
       operating expenses                                                               -                             77,000
     Deferred rent expense                                                           (7,002)                          10,775
     Deferred income taxes                                                          (43,374)                         (79,372)
     Changes in operating assets and liabilities:
          Accounts payable                                                          613,408                        1,105,700
          Accrued compensation                                                      234,256                           89,460
          Other accrued liabilities                                               1,693,362                         (107,228)
          Deferred revenue                                                         (211,308)                       1,520,488
          Accounts receivable                                                    (3,346,729)                      (3,882,565)
          Other current assets                                                   (1,662,825)                        (373,668)
                                                                                -----------                       ----------
 Net cash used in operating activities                                             (383,612)                        (828,086)

 INVESTING ACTIVITIES
 Purchases of equipment, furniture and fixtures                                    (926,259)                        (309,565)
 Additions to acquired and developed software costs                              (1,556,099)                        (606,908)
 Advances to officers                                                                50,700                          (99,500)
 Other assets                                                                         3,160                          (11,516)
                                                                                -----------                       ----------
 Net cash used in investing activities                                           (2,428,498)                      (1,027,489)

 FINANCING ACTIVITIES
 Net increase in obligations under lines of credit                                      -                            626,553
 Proceeds from notes payable                                                            -                          1,250,000
 Repayments of notes payable                                                            -                           (134,828)
 Deferred debt issue costs                                                              -                           (113,338)
 Issuance of common stock, net                                                      338,850                              -
                                                                                -----------                       ----------
 Net cash provided by financing activities                                          338,850                        1,628,387
                                                                                -----------                       ----------
 Net decrease in cash and cash equivalents                                       (2,473,260)                        (227,188)
 Cash and cash equivalents at beginning of period                                10,726,636                          618,332
                                                                                -----------                       ----------
 Cash and cash equivalents at end of period                                     $ 8,253,376                       $  391,144
                                                                                ===========                       ==========
 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash paid during the period for interest                                       $    27,518                       $  617,517
                                                                                ===========                       ==========
 Cash paid during the period for income taxes                                   $    38,743                       $  351,818
                                                                                ===========                       ==========

See accompanying notes

                             DATAWORKS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)




1.    BASIS OF PRESENTATION

The interim unaudited consolidated financial statements included herein have been prepared by DataWorks Corporation (the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1995 included in the Company's Annual Report on Form 10-K. In the opinion of management all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the consolidated financial position of the Company as of June 30, 1996 and the results of operations for the three- and six-month periods ended June 30, 1996 and June 30, 1995, and changes in cash flows for the six-month periods ended June 30, 1996 and 1995 have been included. The results of operations for the interim period ended June 30, 1996 are not necessarily indicative of the results which may be reported for any other interim period or for the year ended December 31, 1996.

2.    ACCOUNTING POLICIES

Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standard No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121). The adoption of the new standard had no effect on the financial statements.

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

3.    NET INCOME PER SHARE

For periods subsequent to the completion of the Company's initial public offering (the "IPO") in October 1995, income per share information is computed using the weighted average number of common shares outstanding plus common share equivalents arising from outstanding stock options and warrants using the treasury stock method. Prior to the IPO, net income (loss) per share was computed pursuant to the requirements of the SEC, which require that common stock and convertible preferred shares issued by the Company during the twelve months immediately preceding the IPO, plus the number of common equivalent shares which were granted during the same period pursuant to the grant of stock options and warrants, be included in the calculation of the shares used in computing net income (loss) per share as if these shares were outstanding for all periods presented using the treasury stock method.

4.    ACQUISITIONS

In January 1996, the Company agreed to purchase software assets of Arrowkey Systems for $450,000. These assets facilitate the integration of shop floor data collection systems into the Company's current software products. In addition, the Company may be required to pay up to $75,000 annually through 1998 if certain sales levels of Arrowkey Systems software products are achieved, as defined. The assets acquired have been included on the accompanying consolidated balance sheet as "Acquired and developed software costs, net" and will be amortized over their estimated useful life of five years.

                             DATAWORKS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)




4.    ACQUISITIONS (continued)

On July 22, 1996 the Company announced it has signed a letter of intent to acquire, through a merger, DCD Corporation ("DCD"). The Company plans to issue up to 1.8 million shares of its common stock, subject to certain reductions, and will account for this acquisition as a pooling of interests. Consummation of this transaction is contingent upon approval of the Company's shareholders, execution of a definitive acquisition agreement and satisfactory due diligence
reviews by each party.   DCD develops, markets and supports business management
software for the make-to-order manufacturing segment, primarily job shops and custom manufactures. The Company believes that DCD's Windows- and NT- based products are complimentary to its current existing products.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company develops, markets, implements and supports open systems, client-server based ERP software for mid-sized discrete manufacturing companies. The Company expects that the factors affecting its growth will include expansion in the range and capabilities of its ERP software products, continued focus on licensing products to new customers and licensing additional sites and modules to existing customers, extended availability of sales and services through the expansion of regional centers and investment in infrastructure to support anticipated growth in sales and service requirements.

The Company has experienced significant fluctuations in its revenues and operating results from quarter to quarter and anticipates that it will continue to experience such quarterly fluctuations. The Company's revenues occur predominantly in the third month of each fiscal quarter and tend to be concentrated in the latter half of such third month. Accordingly, the Company's quarterly results of operations are difficult to predict, and delays in product delivery or in closings of sales near the end of the quarter could cause quarterly revenues and, to a greater degree, net income to fall substantially short of anticipated levels. The forward-looking comments contained in the following discussion involve risks and uncertainties. The Company's actual results may differ materially from those discussed here. Factors that could cause or contribute to such differences can be found in the following discussion and elsewhere throughout this Quarterly Report on Form 10-Q, as well as in the Company's Annual Report on Form 10-K as filed with the SEC.

RESULTS OF OPERATIONS

The following table sets forth the percentage of total revenues represented by certain statement of operations data for the periods indicated:

                                                THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                                ---------------------------      ---------------------------
                                                   1996            1995             1996             1995
                                                -----------     ----------       ----------       ----------
                                                (UNAUDITED)
Revenues:
     Software licenses                              59  %            53  %            56  %            51  %
     Hardware                                       12               20               13               19
     Maintenance and other services                 29               27               31               30
                                                   ---              ---              ---              ---
Total revenues                                     100              100              100              100

Cost of revenues:
     Software licenses                               5                4                5                4
     Hardware                                        9               15               10               15
     Maintenance and other services                 23               19               24               21
                                                   ---              ---              ---              ---
Total cost of revenues                              37               38               39               40
                                                   ---              ---              ---              ---
Gross profit                                        63               62               61               60

Operating expenses:
     Sales & marketing                              28               26               28               28
     Research & development                          9                8                9                9
     General & administrative                       12               14               13               14
                                                   ---              ---              ---              ---
Total operating expenses                            49               48               50               51
                                                   ---              ---              ---              ---
Income from operations                              14               14               11                9
Other income (expense), net                          1               (6)               1               (7)
                                                   ---              ---              ---              ---
Income before income taxes                          15                8               12                2
Provision for income taxes                           6                3                4                1
                                                   ---              ---              ---              ---
Net income                                           9  %             5  %             8  %             1  %
                                                   ===              ===              ===              ===

         Revenues. Total revenues increased 52% to $11.5 million from $7.6 million and increased 53% to $20.2 million from $13.2 million for the three- and six-month periods ended June 30, 1996, respectively, as compared to the same periods in 1995. These increases in total revenues were primarily due to growth in software license revenues, which increased 67% and 68% for the three- and six-month periods ended June 30, 1996, respectively, as compared to the same periods in 1995, and maintenance and other service revenues, which increased 66% and 60% for the three- and six-month periods ended June 30, 1996, respectively, as compared to the same period in 1995. This growth is attributable to increased marketing efforts, expansion of the sales force and increased capacity created by the growth in the Company's service organization. Hardware revenues as a percentage of total revenue declined 8% and 6% for the three- and six-month periods ended June 30, 1996, respectively, as compared to the same periods in 1995 reflecting an increasing tendency for new customers who purchase PC-based systems to purchase hardware directly from third party vendors.

         Cost of revenues. Total cost of revenues increased 48% to $4.2 million from $2.9 million and increased 47% to $7.8 million from $5.3 million for the three- and six-month periods ended June 30, 1996, respectively, as compared to the same periods in 1995. The costs related to software license revenues increased 64% and 59% for the three- and six-month periods ended June 30, 1996, respectively, as compared to the same periods in 1995 representing approximately 5% of total revenues for each of the respective periods. These increases are directly related to the increase in software license revenues for the respective periods. The most significant cost increase was related to the cost of maintenance and other service revenues which increased by 90% and 79% for the three- and six-month periods ended June 30, 1996, respectively, as compared to the same periods in 1995. These increases are primarily due to the expansion of the Company's professional service resources required to support the current and expected growth in new customer accounts.

         Gross profit. Gross profit increased 54% to $7.3 million from $4.7 million and increased 57% to $12.4 million from $7.9 million for the three- and six-month periods ended June 30, 1996, respectively, as compared to the same periods in 1995. These increases are directly related to the increase in total revenues and are positively effected by the increase in software license revenues which carry a higher gross profit percentage than other components of revenue. Gross profit as a percentage of total revenues increased to 63% from 62% and increased to 61% from 60% for the three- and six-month periods ended June 30, 1996, respectively, as compared to the same periods of 1995. The gross profit percentage increases, resulting from the overall higher content of software license revenues, were partially offset in each of the respective periods by the Company's investments in the accelerated development of the infrastructure for professional services.

         Sales and marketing expenses. Sales and marketing expenses increased 64% to $3.2 million from $2.0 million and increased 54% to $5.6 million from $3.6 million for the three- and six-month periods ended June 30, 1996, respectively, as compared to the same periods in 1995. Sales and marketing expenses represent 28% and 26% of total revenues for the three months ended June 30, 1996 and 1995, respectively, and represent 28% of total revenues for each of the six-month periods ended June 30, 1996 and 1995. These increases in sales and marketing expenses were attributable to the Company's expansion of its direct sales force, increased marketing efforts, commissions and other expenses related directly to the increased sales activity. The Company expects that such expenses will continue to increase as it expands its sales efforts.

         Research and development expenses. Research and development expenses increased 65% to approximately $987,000 from approximately $597,000 and increased 60% to $1.9 million from $1.2 million for the three- and six-month periods ended June 30, 1996 as compared to the same periods in 1995 representing approximately 9% of total revenues for each of the respective periods. The Company believes that investments in research and development are necessary to maintain a market leadership position in its targeted markets. During these periods, the Company has continued to increase its expenditures on research and development primarily through the employment of additional development personnel. For the foreseeable future, the Company anticipates continued increased expenditures on research and development for both the enhancement of current products and the addition of new products.

         General and administrative expenses. General and administrative expenses increased 34% to $1.4 million from $1.1 million and increased 36% to $2.5 million from $1.9 million for the three- and six-month periods ended June
30, 1996, respectively, as compared to the same periods in 1995.   General and
administrative expenses represent 12% and 14% of total revenues for the three months ended June 30, 1996 and 1995, respectively, and represent 13% and 14% of total revenues for the six months ended June 30, 1996 and 1995, respectively. These increases in expense are primarily due to the increase in administrative staff necessary to manage the growth of the Company.

         Interest income and expense. The Company reported net interest income of approximately $77,000 for the three months ended June 30, 1996 as compared to net interest expense of approximately $479,000 for the same period in 1995. For the six months ended June 30, 1996 the Company reported net interest income of $179,000 as compared to net interest expense of approximately $914,000 for the same period in 1995. The net interest income for the first three- and six-month periods of 1996 relate primarily to the income from the investment of the Company's excess cash. The interest expense recorded for the same periods in 1995 relate primarily to long-term debt and the amortization of debt issue cost with respect to prior financings, all of which were retired with a portion of the proceeds from the Company's initial public offering in October 1995.

         Provision for income taxes. The Company's estimated effective tax rate was 39% for each of the three-month periods ended June 30, 1996 and 1995. For the six months ended June 30, 1996 the estimated effective tax rate was 39% as compared to a 42% tax rate for the same period in 1995. The difference between the Company's effective rate and the combined statutory rates is due to benefits from certain tax credit carryforwards.



LIQUIDITY AND CAPITAL RESOURCES

The Company finances its operations primarily through cash flow from operations and its current cash and short-term investment balances. For the six months ended June 30, 1996, operating activities required cash of approximately $384,000 primarily to support increases in accounts receivable resulting from the growth in software licensing activity. The Company's principal uses of cash for investing activities were for capital equipment of approximately $926,000, continued funding of the Company's new ECS product of $1.1 million and the purchase of certain software from Arrowkey Systems of $450,000. The increase in capital equipment was primarily related to the increase in personnel.

As of June 30, 1996, the Company had cash and cash equivalents totaling approximately $8.3 million.

The Company maintains a secured bank line of credit expiring in June 1997 that provides for borrowings of up to $6.0 million, based upon eligible accounts receivable, at the bank's prime rate. No borrowings were outstanding under the line of credit at June 30, 1996.

The Company's principal commitments as of June 30, 1996 consisted primarily of leases on facilities and equipment. There were no material commitments for capital expenditures.

The Company's capital resources may be used to support working capital requirements, product development, capital equipment requirements and possible acquisitions of businesses, products or technologies complementary to the Company's current business.

On July 22, 1996 the Company announced it has signed a letter of intent to acquire, through a merger, DCD Corporation ("DCD"). The Company plans to issue up to 1.8 million shares of its common stock, subject to certain reductions, and will account for this acquisition as a pooling of interests. Consummation of this transaction is contingent upon approval from each of the Company's shareholders, execution of a definitive acquisition agreement and satisfactory
due diligence reviews by each party.   Whether or not the merger is
consummated, the Company will bear its own costs and expenses in connection with the merger. The Company estimates that they will incur direct transaction costs and costs associated with the integration of DCD personnel of approximately $2,000,000 and will charge these nonrecurring costs to operations upon consummation of the merger.


PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

           None

ITEM 2.    CHANGES IN SECURITIES

           None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           None

ITEM 4.    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         The Annual Meeting of Shareholders was held on May 23, 1996. At such meeting Stuart W. Clifton, Norman R. Farquhar, Mark S. Howlett, Nathan W. Bell, Finis F. Conner and Ronald S. Parker were elected to the Board of Directors for the ensuing year. The voting for each of the above named individuals was 5,033,250 shares for election, no abstentions and 2,774 shares withheld, respectively.

         The selection of Ernst & Young LLP by the Board of Directors as auditors for the fiscal year ending December 31, 1996 was ratified by the stockholders. The vote was 5,030,019 shares for their selection, with none against and 6,005 abstentions.

ITEM 5.    OTHER INFORMATION

          On July 22, 1996 the Company announced it has signed a letter of intent to acquire, through a merger, DCD Corporation ("DCD"). The Company plans to issue up to 1.8 million shares of its common stock, subject to certain reductions, and will account for this acquisition as a pooling of interests. Consummation of this transaction is contingent upon approval of the Company's shareholders, execution of a definitive acquisition agreement and satisfactory
due diligence reviews by each party.   DCD develops, markets and supports
business management software for the make-to-order manufacturing segment, primarily job shops and custom manufactures. The Company believes that DCD's Windows- and NT-based products are complimentary to its current existing products.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
           (A)   Exhibit Index

                 Exhibit 11 - Statement Regarding Computation of Earnings Per
                              Share

                 Exhibit 27 - Financial Data Schedule

           (B) No reports on Form 8-K were filed during the three months ended June 30, 1996.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



         DATAWORKS CORPORATION
         (Registrant)



Date:      August 13, 1996             /s/Stuart W. Clifton
                                     ---------------------------
                                         Stuart W. Clifton
                                      Chairman of the Board and
                                       Chief Executive Officer
                                     (Principal Executive Officer)



Date:      Augsut 13, 1996             /s/Norman R. Farquhar
                                     ----------------------------
                                          Norman R. Farquhar
                                     Chief Financial Officer and
                                              Director
                                    (Principal Financial Officer)

Exhibit 11

                             DATAWORKS CORPORATION
             STATEMENT REGARDING COMPUTATION OF EARNINGS PER SHARE
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)



                                                          THREE MONTHS ENDED              SIX MONTHS ENDED
                                                       ------------------------        -----------------------
                                                               JUNE 30,                       JUNE 30,
                                                       ------------------------        -----------------------
                                                        1996              1995           1996           1995
                                                        ----              ----           ----           ----
 Primary:

 Average shares outstanding                              5,920             2851          5,857            2851
 Net effect of dilutive stock options - based              493              470            500           1,249
                                                        ------            -----         ------           -----
 Totals                                                  6,413            3,321          6,357           4,100
                                                        ======            =====         ======           =====
 Net income                                             $1,059             $391         $1,535            $155
                                                        ======            =====         ======           =====
 Per share amount                                        $0.17            $0.12          $0.24           $0.04
                                                        ======            =====         ======           =====



Fully dilutive effect of stock options on per share amounts for the three- and six-month periods ended June 30, 1996 and 1995, has not been presented since any reduction of less than 3% in the aggregate need not be considered as dilution.