Form 10-Q
period 1996-09-30
DATAWORKS CORP
filed 1996-11-08
CIK 1000860

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996.


[   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
           EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
           ________________________ TO ______________________.

                         Commission File Number 0-26814

                              DATAWORKS CORPORATION
             (Exact name of registrant as specified in its charter)


               CALIFORNIA                                    33-0209937
     (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                    identification number)

     5910 PACIFIC CENTER BOULEVARD                             92121
                SUITE 300                                    (Zip Code)
          SAN DIEGO, CALIFORNIA
(Address of principal executive offices)

                                 (619) 546-9600
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /X/ Yes / / No

         As of September 30, 1996, there were 7,816,764 shares of the Registrant's Common Stock outstanding.

================================================================================

                              DATAWORKS CORPORATION
                                 FORM 10-Q INDEX

                                                                                    Page
                                                                                    ----
PART I.       FINANCIAL INFORMATION


Item 1.       Financial Statements

              Consolidated Balance Sheets as of September 30, 1996 (unaudited)
              and December 31, 1995                                                   3

              Consolidated Statements of Operations (unaudited) for the Three
              Months and Nine Months Ended September 30, 1996 and
              September 30, 1995                                                      4

              Consolidated Statements of Cash Flows (unaudited) for the Nine
              Months Ended September 30, 1996 and September 30, 1995                  5

              Notes to Consolidated Financial Statements                              6

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                               8


PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings                                                      11

Item 2.       Changes in Securities                                                  11

Item 3.       Defaults upon Senior Securities                                        11

Item 4.       Submission of Matters to a Vote of Security Holders                    11

Item 5.       Other Information                                                      11

Item 6.       Exhibits and Reports on Form 8-K                                       12

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                              DATAWORKS CORPORATION
                           CONSOLIDATED BALANCE SHEETS


                                                                          SEPTEMBER 30,       DECEMBER 31,
                                                                              1996               1995
                                                                          -------------       ------------
                                                                           (UNAUDITED)
ASSETS
Current assets:
     Cash and cash equivalents                                            $  8,865,647        $ 13,004,609
     Accounts receivable, net of allowance for doubtful
       accounts of $633,650 and $712,835 at
       September 30, 1996 and December 31, 1995,
       respectively                                                         18,247,601          12,759,059
     Deferred income taxes                                                   2,011,072           2,011,072
     Other current assets                                                    3,327,516           1,381,229
                                                                          ------------        ------------
Total current assets                                                        32,451,836          29,155,969

Equipment, furniture and fixtures, net                                       3,666,912           2,196,790
Receivable from officer                                                        155,300             206,000
Acquired and developed software costs, net                                   4,091,967           1,852,115
Intangible assets, net                                                       4,029,449           4,617,417
Other assets                                                                   170,858             125,045
                                                                          ------------        ------------
Total assets                                                              $ 44,566,322        $ 38,153,336
                                                                          ============        ============

LIABILITIES AND SHAREHOLDERS' EQUITY Current liabilities:
     Accounts payable                                                     $  6,562,878        $  3,072,961
     Accrued compensation                                                    2,221,168           1,891,946
     Other accrued liabilities                                               2,122,485           2,352,246
     Deferred revenue                                                        6,403,010           5,853,941
                                                                          ------------        ------------
Total current liabilities                                                   17,309,541          13,171,094

Deferred income taxes                                                        1,864,128           1,929,189
Deferred rent                                                                  133,587             160,822

Commitments

Shareholders' equity:
     Common stock, no stated par value:
         Authorized shares - 25,000,000
         Issued and outstanding shares - 7,816,764 and 7,425,128 at
           September 30, 1996, and December 31, 1995, respectively          26,894,466          26,006,540
Accumulated deficit                                                         (1,635,400)         (3,114,309)
                                                                          ------------        ------------
Total shareholders' equity                                                  25,259,066          22,892,231
                                                                          ------------        ------------
Total liabilities and shareholders' equity                                $ 44,566,322        $ 38,153,336
                                                                          ============        ============

See accompanying notes

                              DATAWORKS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                        SEPTEMBER 30,                            SEPTEMBER 30,
                                              --------------------------------        --------------------------------
                                                  1996               1995                 1996                1995
                                              ------------        ------------        ------------        ------------
Revenues:
     Software licenses                        $  8,624,303        $  6,641,997        $ 24,459,317        $ 15,951,600
     Hardware                                    1,030,069           1,537,954           3,717,717           4,189,409
     Maintenance and other services              5,152,368           3,389,676          14,108,228           9,087,903
                                              ------------        ------------        ------------        ------------
Total revenues                                  14,806,740          11,569,627          42,285,262          29,228,912

Cost of revenues:
     Software licenses                             536,543             689,925           1,911,787           1,513,512
     Hardware                                      751,568           1,202,742           2,745,190           3,290,912
     Maintenance and other services              3,660,414           2,192,943          10,318,815           5,819,556
                                              ------------        ------------        ------------        ------------
Total cost of revenues                           4,948,525           4,085,610          14,975,792          10,623,980
                                              ------------        ------------        ------------        ------------

Gross profit                                     9,858,215           7,484,017          27,309,470          18,604,932

Operating expenses:
     Sales and marketing                         4,710,456           3,096,805          12,738,206           8,328,288
     Research and development                    1,193,663             808,773           3,137,032           2,309,219
     General and administrative                  1,729,558           1,315,282           5,164,143           3,717,715
     Acquisition and related costs               3,656,112                  --           3,656,112                  --
     ESOP contribution                                  --             111,388                  --             334,162
                                              ------------        ------------        ------------        ------------
Total operating expenses                        11,289,789           5,332,248          24,695,493          14,689,384
                                              ------------        ------------        ------------        ------------

Income (loss) from operations                   (1,431,574)          2,151,769           2,613,977           3,915,548
Other income (expense), net                         76,883            (403,149)            314,555          (1,312,228)
                                              ------------        ------------        ------------        ------------

Income (loss) before income taxes and           (1,354,691)          1,748,620           2,928,532           2,603,320
   extraordinary item
Credit (provision) for income taxes                670,572            (625,453)         (1,449,623)           (913,476)
                                              ------------        ------------        ------------        ------------

Income (loss) before extraordinary item           (684,119)          1,123,167           1,478,909           1,689,844
Extraordinary item, net of income taxes                 --            (627,170)                 --            (627,170)
                                              ------------        ------------        ------------        ------------

Net income (loss)                             $   (684,119)       $    495,997        $  1,478,909        $  1,062,674
                                              ============        ============        ============        ============

Per share information:
     Income (loss) before extraordinary       $       (.09)       $        .20        $        .18        $        .31
       item
     Extraordinary item                                 --                (.11)                 --                (.11)
                                              ------------        ------------        ------------        ------------
     Net income (loss)                        $       (.09)       $        .09        $        .18        $        .20
                                              ============        ============        ============        ============

Shares used in per share computations            7,780,000           5,459,000           8,179,000           5,384,000
                                              ============        ============        ============        ============

See accompanying notes

                              DATAWORKS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                    NINE MONTHS ENDED SEPTEMBER 30,
                                                                   --------------------------------
                                                                        1996                1995
                                                                   ------------        ------------
OPERATING ACTIVITIES
Net income                                                         $  1,478,909        $  1,062,674
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
     Provision for doubtful accounts and returns                        923,128             526,713
     Depreciation and amortization of intangible assets               1,410,620           1,108,346
     Amortization of debt discount and debt issue costs                      --             195,590
     Reduction of advances to officers charged to operating
         expenses                                                            --             108,500
     Deferred rent expense                                              (27,235)             27,831
     Deferred income taxes                                              (65,061)           (326,094)
     Extraordinary item, non-cash portion                                    --             225,033
     Changes in operating assets and liabilities:
          Accounts receivable                                        (6,411,670)         (6,504,771)
          Deferred revenue                                              549,069           1,955,974
          Other current assets                                       (1,946,287)           (745,072)
          Accounts payable                                            3,489,917             887,527
          Accrued compensation                                          329,222            (808,325)
          Other accrued liabilities                                    (229,761)          2,815,204
                                                                   ------------        ------------
Net cash provided by (used in) operating activities                    (499,149)            529,130

INVESTING ACTIVITIES
Purchases of equipment, furniture and fixtures                       (2,232,775)         (1,212,376)
Additions to capitalized software costs                              (2,299,851)           (971,573)
Increase of intangible assets                                                --            (124,993)
Advances to officers                                                     50,700            (143,000)
Other assets                                                            (45,813)           (385,738)
                                                                   ------------        ------------
Net cash used in investing activities                                (4,527,739)         (2,837,680)

FINANCING ACTIVITIES
Net increase (decrease) in obligations under lines of credit                 --             498,770
Proceeds from notes payable                                                  --           1,250,000
Repayments of notes payable                                                  --          (2,038,623)
Deferred debt issue costs                                                    --            (104,902)
Repayment of payables to shareholder                                         --             (50,000)
Issuance of common stock, net                                           887,926                  --
Issuance of Series A preferred stock, net                                    --           4,711,320
Dividend paid on common stock                                                --            (273,213)
                                                                   ------------        ------------
Net cash provided by financing activities                               887,926           3,993,352
                                                                   ------------        ------------
Net increase in cash and cash equivalents                            (4,138,962)          1,684,802
Cash and cash equivalents at beginning of year                       13,004,609           1,457,933
                                                                   ------------        ------------
Cash and cash equivalents at end of year                           $  8,865,647        $  3,142,735
                                                                   ============        ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash paid during the year for interest                            $     40,616        $  1,052,711
                                                                   ============        ============
 Cash paid during the year for income taxes                        $  1,677,659        $    376,134
                                                                   ============        ============

See accompanying notes

                              DATAWORKS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)




1.     BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of DataWorks Corporation (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC").
Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the consolidated financial position of the Company as of September 30, 1996 and the results of operations for the three and nine month periods ended September 30, 1996 and September 30, 1995, respectively, and changes in cash flows for the nine month periods ended September 30, 1996 and 1995 have been included. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto filed under Form 8-K on October 7, 1996. The results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of the results which may be reported for any other interim period or for the year ended December 31, 1996.

On September 27, 1996, the Company acquired DCD Corporation ("DCD") in a stock-for-stock transaction accounted for as a pooling-of-interests. Accordingly, the consolidated financial statements reflect, for all periods presented, the combined financial position, results of operations and cash flows of DataWorks Corporation and DCD Corporation.

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

3.     NET INCOME (LOSS) PER SHARE

For periods subsequent to the completion of the Company's initial public offering (the "IPO") in October 1995, income (loss) per share information is computed using the weighted average number of common shares outstanding plus common share equivalents arising from outstanding stock options and warrants using the treasury stock method. Prior to the IPO, net income (loss) per share was computed pursuant to the requirements of the SEC, which require that common stock and convertible preferred shares issued by the Company during the twelve months immediately preceding the IPO, plus the number of common equivalent shares which were granted during the same period pursuant to the grant of stock options and warrants, be included in the calculation of the shares used in computing net income (loss) per share as if these shares were outstanding for all periods presented using the treasury stock method. For net income (loss) per share purposes, only those common shares held by the Employee Stock Ownership Plan ("ESOP"), which are allocated to participants and committed to be released, are considered to be outstanding.

4.     ACQUISITIONS

In January 1996, the Company agreed to purchase software assets of Arrowkey Systems ("Arrowkey") for $450,000. These assets facilitate the integration of shop floor data collection systems into the Company's DataFlo product. In addition, the Company may be required to pay up to $75,000 annually through 1998 if certain sales levels of Arrowkey software products are achieved, as defined. The assets acquired have been included on the accompanying consolidated balance sheet as "Acquired and developed software costs, net" and will be amortized over their estimated useful life of five years.

                              DATAWORKS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


4.     ACQUISITIONS (continued)

On September 27, 1996 the acquisition of DCD Corporation ("DCD") was approved by shareholders of both companies and the acquisition was consummated. Under the terms of the agreement and plan of merger and reorganization, each share of DCD common stock outstanding immediately prior to the closing of the acquisition converted into approximately 3.36 shares of Dataworks' Common Stock. Upon the closing of the acquisition, the Company issued approximately 1.8 million shares, which constituted approximately 22.6% of the outstanding Common Stock immediately after the closing.

DCD designs, develops, markets and supports management software for use by lower tier mid-range manufacturers in the make-to-order manufacturing industry.

This acquisition was accounted for as a pooling-of-interests by DataWorks. Accordingly, the consolidated financial statements reflect, for all periods presented, the combined financial position results of operations of DataWorks and DCD. Adjustments made to conform the accounting policies of the combined companies were not material. Separate results for each of DataWorks' and DCD's third quarter and nine months ended September 30, 1996 were as follows:

                                              DataWorks              DCD              Combined
                                            ------------        ------------        ------------
Three months ended September 30, 1995
Total revenues                              $  8,562,131        $  3,007,496        $ 11,569,627
Net income (loss)                               (138,710)            634,707             495,997

Three months ended September 30, 1996
Total revenues                                10,899,919           3,906,821          14,806,740
Net income (loss)                                (83,915)           (600,204)           (684,119)

Nine months ended September 30, 1995
Total revenues                                21,729,782           7,499,130          29,228,912
Net income                                        15,963           1,046,711           1,062,674

Nine months ended September 30, 1996
Total revenues                                31,055,299          11,229,963          42,285,262
Net income                                     1,187,103             291,806           1,478,909


In connection with the acquisition, the Company recorded acquisition and related costs during the third quarter of $3,656,112. Included in this charge were provisions for transaction costs of approximately $2,007,000, estimated costs to combine and integrate operations of approximately $1,461,000 and other acquisition related costs of approximately $118,000. The transaction costs include expenses for investment banking and other professional fees and other costs associated with completing the transaction.

5.    SUBSEQUENT EVENT

On November 5, 1996, the Company announced its intention to file a registration statement relating to an underwritten public offering of approximately 2,000,000 shares of its Common Stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company develops, markets, implements and supports open systems, client-server based ERP software for mid-range discrete manufacturing companies with annual revenues between $3 million and $1 billion. The Company expects that the factors affecting its growth will include expansion in the range and capabilities of its ERP software products, continued focus on licensing products to new customers and licensing additional sites and modules to existing customers, extended availability of sales and services through the expansion of regional centers and investment in infrastructure to support anticipated growth in sales and service requirements.

The Company has experienced significant fluctuations in its revenues and operating results from quarter to quarter and anticipates that it will continue to experience such quarterly fluctuations. The Company's revenues and operating results have generally been higher in the fourth quarter than in any preceding quarter of the year. The Company believes that fourth quarter revenues are positively impacted by year-end capital purchases by some large corporate customers, as well as by the Company's sales compensation plans. Seasonal factors, which the Company believes are common in the computer software industry, are likely to increase as the Company focuses on larger corporate accounts. As a result of these seasonal factors, first quarter revenues in any year are typically lower than revenues in the immediately preceding fourth quarter. In addition, the Company's revenues occur predominantly in the third month of each quarter and tend to be concentrated in the latter half of that third month. Accordingly, the Company's quarterly results of operations are difficult to predict, and delays in product delivery or in closings of sales near the end of a quarter could cause quarterly revenues and, to a greater degree, net income to fall substantially short of anticipated levels. Factors that may contribute to such fluctuations in addition to seasonal factors include: the number of new orders and product shipments; the size and timing of individual orders; the timing of shipment of hardware or database software by third party vendors necessary in order for the Company to recognize revenues; the timing of introduction of products or product enhancements by the Company, the Company's competitors or other providers of hardware, software and components for the Company's market; competition and pricing in the software industry; market acceptance of new products; reduction in demand for existing products and shortening of product life cycles as a result of new product introductions by competitors; product quality problems; customer order deferrals in anticipation of new products; changes in customer budgets; changes in Company strategy; changes in Company operating expenses; personnel changes; fluctuations in foreign currency exchange rates; changes in the mix of products sold; conditions or events in the manufacturing industry; and general economic conditions.

The Company's sales figures for DataFlo and ManFact II, the Company's principal products, generally reflect a relatively high amount of revenues per order. The loss or delay of individual orders for these products, therefore, could have a more significant impact on the revenues and quarterly results of the Company than on those of companies with higher sales volumes and lower revenues per order. The Company's software products generally are shipped as orders are received, and revenues are recognized upon delivery of the products, provided no significant vendor obligations exist and collection of the related receivable is deemed probable. As a result, software license revenues in any quarter are substantially dependent on orders booked and shipped in that quarter. The timing of license revenues derived from sales of the Company's DataFlo and ManFact II products is difficult to predict because of the length of the sales cycle for these products, which is typically three to nine months from the initial contact. Because the Company's operating expenses are based on anticipated revenue trends and because a high percentage of the Company's expenses are relatively fixed, a delay in the recognition of revenue from a limited number of license transactions could cause significant variations in operating results from quarter to quarter and could result in losses. To the extent such expenses precede, or are not subsequently followed by, increased revenues, the Company's operating results would be materially adversely affected. In addition, the achievement of anticipated revenues is substantially dependent on the ability of the Company to attract, on a timely basis, and retain skilled personnel, especially sales, service and implementation personnel. As a result of these factors, revenues for any quarter are subject to significant variation, and the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Fluctuations in operating results may also result in volatility in the price of the Company's Common Stock.

The forward-looking comments contained in the following discussion involve risks and uncertainties. The Company's actual results may differ materially from those discussed here. Factors that could cause or contribute to such differences can be found in the following discussion and elsewhere throughout this Quarterly Report on Form 10-Q, as well as in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

RESULTS OF OPERATIONS

The following table sets forth the percentage of total revenues represented by certain statement of operations data for the periods indicated:

                                             THREE MONTHS ENDED       NINE MONTHS ENDED
                                                SEPTEMBER 30,           SEPTEMBER  30,
                                             ------------------       -----------------
                                              1996         1995        1996        1995
                                             -----        -----       -----       -----
                                                              (UNAUDITED)
Revenues:
     Software licenses                        58.2 %       57.4 %      57.8 %      54.6 %
     Hardware                                  7.0         13.3         8.8        14.3
     Maintenance and other services           34.8         29.3        33.4        31.1
                                             -----        -----       -----       -----
Total revenues                               100.0        100.0       100.0       100.0
Cost of revenues:
     Software licenses                         3.6          5.9         4.5         5.2
     Hardware                                  5.1         10.4         6.5        11.3
     Maintenance and other services           24.7         19.0        24.4        19.9
                                             -----        -----       -----       -----
Total cost of revenues                        33.4         35.3        35.4        36.4
                                             -----        -----       -----       -----
Gross profit                                  66.6         64.7        64.6        63.6
Operating expenses:
     Sales and marketing                      31.8         26.8        30.1        28.5
     Research and development                  8.1          7.0         7.5         7.9
     General and administrative               11.6         11.3        12.2        12.7
     Acquisition and related costs            24.7           --         8.6          --
     ESOP contribution                          --          1.0          --         1.2
                                             -----        -----       -----       -----
Total operating expenses                      76.2         46.1        58.4        50.3
                                             -----        -----       -----       -----
Income (loss) from operations                 (9.6)        18.6         6.2        13.3
Other income (expense), net                    0.5         (3.5)        0.7        (4.5)
                                             -----        -----       -----       -----
Income (loss) before income taxes and         (9.1)        15.1         6.9         8.8
   extraordinary item
Credit (provision) for income taxes            4.5         (5.4)       (3.4)       (3.1)
Extraordinary item, net of income taxes         --         (5.4)         --        (2.1)
                                             -----        -----       -----       -----
Net income (loss)                             (4.6)        4.3 %       3.5 %        3.6 %
                                             =====        =====       =====       =====

         Revenues. Total revenues increased 28.0% to $14.8 million from $11.6 million and increased 44.9% to $42.3 million from $29.2 million for the three and nine month periods ended September 30, 1996, respectively, as compared to the same periods in 1995. These increases in total revenues were primarily due to an increase in sales of software licenses to new accounts, which increased 29.8% and 53.3% for the three and nine month periods ended September 30, 1996, respectively, as compared to the same periods in 1995, and an overall increase in maintenance and other service revenues, which increased 52.0% and 55.2% for the three and nine month periods ended September 30, 1996, respectively, as compared to the same period in 1995. The growth in software license revenues was attributable to increased marketing efforts, expansion of the sales force and increased functionality in both the Vista and Vantage products of the Company. The growth in maintenance and other service revenues was due primarily to the increase in new customers, and increased capacity created by the growth in the Company's service organization. Hardware revenues as a percentage of total revenue declined to 7.0% and 8.8% from 13.3% and 14.3% for the three and nine month periods ended September 30, 1996 and 1995, respectively. This reflected an increasing tendency for new customers, who purchase smaller systems, to purchase hardware directly from third party vendors.

         Cost of Revenues. Total cost of revenues increased 21.1% to $4.9 million from $4.1 million and increased 41.0% to $15.0 million from $10.6 million for the three and nine month periods ended September 30, 1996, respectively, as compared to the same periods in 1995. The most significant cost increase was related to the cost of maintenance and other service revenues which increased by 66.9% and 77.2% for the three and nine month periods ended September 30, 1996, respectively, as compared to the same periods in 1995. These increases were primarily due to the continued expansion of the Company's professional service organization required to support growth in new customer accounts.

         Gross Profit. Gross profit increased 31.7% to $9.9 million from $7.5 million and increased 46.8% to $27.3 million from $18.6 million for the three and nine month periods ended September 30, 1996, respectively, as compared to the same periods in 1995. Gross profit as a percentage of total revenues increased to 66.6% from 64.7% and increased to 64.6% from 63.6% for the three and nine month periods ended September 30, 1996, respectively, as compared to the same periods of 1995. These increases were due primarily to an increase in gross profit in software sales and an increase in software revenues as a percentage of total revenues.

         Sales and Marketing Expenses. Sales and marketing expenses increased 52.1% to $4.7 million from $3.1 million and increased 53.0% to $12.7 million from $8.3 million for the three and nine month periods ended September 30, 1996, respectively, as compared to the same periods in 1995. Sales and marketing expenses represent 31.8% and 26.8% of total revenues for the quarters ended September 30, 1996 and 1995, respectively, and represent 30.1% and 28.5% of total revenues for the nine month periods ended September 30, 1996 and 1995, respectively. These increases in sales and marketing expenses were attributable to the Company's expansion of its direct sales force, increased marketing efforts, travel, commissions and other expenses related directly to the increased sales activity. The Company expects that sales and marketing expenses will continue to increase in absolute dollars as it continues to expand its sales and marketing programs.

         Research and Development Expenses. Research and development expenses are comprised primarily of salaries and a portion of the Company's overhead for its in-house staff and amounts paid to outside consultants, as appropriate, to supplement the product development efforts of its in-house staff. Research and development expenses are charged to operations as incurred. Certain software production costs related to the

Company's ECS product, however, are capitalized as required by Statement of Financial Accounting Standards No. 86, "Accounting for Software Costs." Amortization of these costs will begin when the product is available for general release, which is expected in late 1997. The Company does not capitalize development software costs for any product other than ECS. As of September 30, 1996, the amount capitalized for ECS was approximately $3.7 million.

         Gross research and development expenditures increased 53.8% to $2.0 million from $1.3 million and 51.5% to $5.0 million from $3.3 million for the three and nine month periods ended September 30, 1996, as compared to the same period in 1995. Gross research and development expenditures for the three and nine months periods ended September 30, 1996 and 1995 included capitalized software costs of approximately $740,000, $1.9 million, $370,000 and $970,000, respectively. The increase in expenditures was due primarily to the employment of additional development personnel and reflects the Company's belief that investments in research and development are necessary to maintain a competitive position in its targeted market. For the foreseeable future, the Company anticipates continued increased expenditures on research and development for both the enhancement of current products and the addition of new products.

         General and Administrative Expenses. General and administrative expenses increased 31.5% to $1.7 million from $1.3 million and increased 38.9% to $5.2 million from $3.7 million for the three and nine month periods ended September 30, 1996, respectively, as compared to the same periods in 1995. These increases were due primarily to the expansion of the Company's administrative staff and the related facility costs necessary to support the growth of the Company.

          Acquisition and Related Costs. Acquisition and related costs of $3.7 million represent transaction costs incurred in connection with the acquisition of DCD. These costs included investment banking fees, legal and accounting fees and expenses necessary to integrate and combine the operations of the two companies. There can be no assurance that the Company will not incur additional charges in future periods to reflect costs associated with the acquisition and the integration of the two companies.

         ESOP Contributions and Dividends. DCD established the ESOP in 1992 for the benefit of all of its employees meeting certain eligibility requirements. The ESOP was assumed by DataWorks in connection with its acquisition of DCD. In 1992 DCD obtained financing from a commercial bank and advanced proceeds to the ESOP in order to purchase certain shares from a selling shareholder.

          Other Income and Expense. Interest expense relates primarily to long-term debt, the amortization of debt discount and issue costs with respect to prior financings and outstanding debt associated with the ESOP. The Company reported net interest income of approximately $80,000 for the three months ended September 30, 1996 as compared to net interest expense of approximately $400,000 for the same period in 1995. For the nine months ended September 30, 1996 the Company reported net interest income of approximately $320,000 as compared to net interest expense of approximately $1.3 million for the same period in 1995. The net interest income for the first three and nine month periods of 1996 relate primarily to the income from the investment of a portion of the net proceeds from the initial public offering in October 1995. The interest expense recorded for the same periods in 1995 relate primarily to long-term debt, the amortization of debt discount and issue costs with respect to prior financings, and the ESOP obligation. With the exception of the ESOP obligation, all long-term debt was retired with a portion of the proceeds from the initial public offering. In 1995, the Company repaid in full the ESOP obligation through cash flows from operations.

          Provision for Income Taxes. For the three and nine months ended September 30, 1996, the Company's estimated effective tax rate was 49.5%, due primarily to the non-deductibility of certain of the DCD acquisition and related costs. The effective tax rate for these periods without the acquisition and related costs would have been approximately 40%. The Company's effective tax rate for the three and nine months ended September 30, 1995 was approximately 35%. The Company realized tax benefits from the deduction of certain tax credits and from contributions and dividends paid on Common Stock held by the ESOP used to make ESOP debt service payments, which have reduced the Company's effective tax rate in those periods.

LIQUIDITY AND CAPITAL RESOURCES

Prior to its initial public offering in October 1995, DataWorks had funded its operations primarily through long-term debt, term loans, bank lines of credit directly tied to DataWorks' available accounts receivable and the sale of Series A Preferred Stock. In September 1995, DataWorks also established a banking facility (up to a maximum of $6.0 million, secured by substantially all of the Company's assets, at the bank's prime rate) expiring in June 1997. As of September 30, 1996, there were no borrowings outstanding under this facility. DCD also has a $1 million line of credit secured by substantially all of the assets of DCD, expiring in July 1997.

In October 1995, DataWorks completed an initial public offering of 2,500,000 shares of Common Stock at $13.00 per share, of which 1,600,000 shares were sold by DataWorks for net proceeds of approximately $18.0 million. The net proceeds received by DataWorks were used to repay outstanding indebtedness in the aggregate amount of $9.2 million. The remaining proceeds were used for general corporate purposes and to increase working capital.

Effective January 1996, DataWorks purchased certain assets of Arrowkey for $450,000. In addition, DataWorks may be required to pay Arrowkey up to $75,000 annually through 1998 if certain sales levels of Arrowkey software products are achieved. Arrowkey software products provide shop floor data collection systems, which are integrated into the Company's DataFlo product.

For the nine months ended September 30, 1996, operating activities required cash of approximately $499,000, primarily to support increases in accounts receivable resulting from the growth in software licensing activity. DataWorks' principal uses of cash for investing activities were for capital equipment of approximately $2.2 million, the funding of DataWorks' ECS product of approximately $1.8 million and the purchase of certain software products from Arrowkey of $450,000. The increase in capital equipment was due, in part, to increases in personnel and the relocation of the Company's Orange County, California facility. Financing activities from the exercise of stock options and from stock purchased by employees through the DataWorks' Employee Stock Purchase Plan provided cash of approximately $888,000 during the nine months ended September 30, 1996.

As of September 30, 1996, DataWorks had cash and cash equivalents totaling approximately $8.9 million. DataWorks' principal commitments as of September 30, 1996 consisted primarily of leases on facilities and equipment. There were no material commitments for capital expenditures.

DataWorks' capital resources may be used to support working capital requirements, product development, capital equipment requirements and possible acquisitions of businesses, products or technologies complementary to DataWorks' current business. DataWorks believes that the net proceeds from this offering, current cash reserves and cash flow from operations are sufficient to fund its operations at least through 1997. However, during this period or thereafter the Company may require additional financing. There can be no assurance that such additional financing will be available on terms favorable to the Company, or at all.


PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

           None

ITEM 2.    CHANGES IN SECURITIES

           None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           None

ITEM 4.    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

           A special meeting of shareholders was held on September 27, 1996. At this meeting the proposals to (i) approve and adopt an Agreement and Plan of Merger and Reorganization, dated as of August 16, 1996, among DataWorks, DataWorks Acquisition Sub. ("Sub"), DCD Corporation, a Minnesota corporation ("DCD"), and certain shareholders of DCD, and
           (ii) to approve the merger of Sub with and into DCD, were each ratified. The results of voting for each of the above proposals was 3,651,382 shares for, 109 shares against, and 100 abstentions.

ITEM 5.    OTHER INFORMATION

           On November 5, 1996, the Company announced its intention to file a registration statement relating to an underwritten public offering of approximately 2,000,000 shares of its Common Stock.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (A)    Exhibit Index
                  Exhibit 11 - Statement of Computation of Earnings Per Share
                  Exhibit 27.1 - Financial Data Schedule (filed electronically only)

           (B)

                  Reports on Form 8-K.

                  Form 8-K dated September 27, 1996, filed October 7, 1996, announcing under Item 2 ("Acquisition or Disposition of Assets") that DataWorks Corporation had completed its acquisition of DCD Corporation pursuant to an Agreement and Plan of Merger and Reorganization, dated August 16, 1996.

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



         DATAWORKS CORPORATION
         (Registrant)



Date:      November 7, 1996                      /s/ Stuart W. Clifton
                                            -------------------------------
                                                   Stuart W. Clifton
                                               Chairman of the Board and
                                                Chief Executive Officer
                                             (Principal Executive Officer)



Date:      November 7, 1996                     /s/ Norman R. Farquhar
                                            -------------------------------
                                                  Norman R. Farquhar
                                              Chief Financial Officer and
                                                       Director
                                             (Principal Financial Officer)