Form 10-K405
period 1996-12-31
DATAWORKS CORP
filed 1997-03-31
CIK 1000860

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549

                                   FORM 10-K

[X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
          SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

FOR THE TRANSITION PERIOD FROM

           ________________________ TO _____________________________

                          COMMISSION FILE NO.  0-26814

                             DATAWORKS CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                CALIFORNIA                            3-0209937
    (State or other jurisdiction of               (I.R.S.  Employer
    incorporation or organization)               Identification No.)

    5910 PACIFIC CENTER BOULEVARD                        92121
                 SUITE 300                            (Zip Code)
          SAN DIEGO, CALIFORNIA
(Address of principal executive offices)

      Registrant's telephone number, including area code:  (619) 546-9600

       Securities registered pursuant to Section 12(b) of the Act:  none

          Securities registered pursuant to Section 12(g) of the Act:

                                  COMMON STOCK
                                (Title of Class)


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X     No
                                                ---        ---
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K X .
                                                         ---
         The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 3, 1997 was $115,619,895.*

         The number of shares outstanding of the Registrant's Common Stock was 10,083,112 as of March 3, 1997.

                      DOCUMENTS INCORPORATED BY REFERENCE

         Registrant's Definitive Proxy Statement to be filed with the Securities and Exchange Commission (the "Commission") pursuant to Regulation 14A in connection with the 1997 Annual Meeting of Shareholders to be held on May 29, 1997 (the "1997 Annual Meeting") is incorporated herein by reference into Part III of this Report.

         Certain Exhibits filed with the Registrant's Registration Statement on Form SB-2 (Registration No. 33-97022 LA), as amended, and certain Exhibits filed with the Registrant's Registration Statement on Form S-4 (Registration No. 333-11741), are incorporated herein by reference with Part IV of this Report.

_______________

           * Excludes the Common Stock held by executive officers, directors and shareholders whose beneficial ownership exceeds 5% of the Common Stock outstanding at March 3, 1997. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.

===============================================================================

         This Annual Report on Form 10-K contains certain forward-looking statements that involve risks and uncertainties. The actual future results for DataWorks Corporation ("DataWorks" or the "Company") may differ materially from those discussed here. Additional information concerning factors that could cause or contribute to such differences can be found in this Annual Report on Form 10-K in Part I, Item 1 under the caption "Certain Risk Factors Related to the Company's Business," Part II, Item 7 entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere throughout this Annual Report.

                                     PART I

ITEM 1.  BUSINESS

  DataWorks develops, markets, implements and supports open systems, client/server-based Enterprise Resource Planning ("ERP") software for mid-range discrete manufacturing companies with annual revenues between $3 million and $1 billion. The Company's products and services facilitate enterprise-wide management of resources and information and allow mid-range manufacturers to reduce order fulfillment cycle times, improve operating efficiencies and measure critical company performance against defined plan objectives. DataWorks' products enable its customers to manage make-to-stock and make-to-order production methods, as well as multiple hybrid or "mixed mode" production methods, within a single manufacturing site or across multiple sites. The Company's products also help customers adapt to growth, changing levels of operations, and business process re-engineering, which is becoming commonplace among manufacturing concerns.

  The business needs and resource requirements of mid-range manufacturers tend to be considerably different than those of larger companies. Companies in this market typically have small information systems ("IS") departments, budget constraints and limited experience with the advanced technologies inherent in ERP systems. DataWorks segments the mid-range manufacturing market into three distinct sectors: the lower tier segment (companies with annual revenues of $3 million to $25 million), the mid-tier segment ($25 million to $200 million) and the upper tier segment ($200 million to $1 billion). The Company's family of ERP solutions is designed to provide a product migration path to address the changing needs of growing companies in the mid-range manufacturing market. The Company's principal products have been DataFlo and ManFact II, open systems client/server-based products that are targeted at mid-tier manufacturers. The Company has broadened its product line to serve the lower tier segment of the mid-range market with Vista and Vantage. Vista and Vantage are easy-to-use Windows-based products, which the Company acquired through its recent acquisition of DCD Corporation ("DCD"). The Company also has under development its Enterprise Client Server ("ECS") system, an object oriented, multi-tier client/server-based product that is designed for the upper tier segment of the mid-range market. The Company intends to commence customer shipments of ECS in late 1997.

  The Company has designed its product family to be affordable and to incorporate a broad range of applications, depth of functionality, ease of use and an ability to be rapidly and economically deployed. The Company's products are comprised of modules that provide and integrate feature-rich applications and that can be configured to comprehensively support a customer's business. DataWorks provides turnkey solutions by integrating its application software products with third party hardware, operating systems, and database and other software products. The Company offers a suite of development tools and a full complement of services to help its customers maximize the benefits of the Company's software products and efficiently implement the Company's ERP solutions. These services include initial system implementation, consultation, customer support desk and maintenance activities, technical and programming services, and periodic enhancement releases of software products.

INDUSTRY BACKGROUND

  Manufacturers worldwide are attempting to re-engineer their businesses as they react to increasing global competitive pressures, demanding vendor-customer relationships and rapidly changing market requirements. In implementing these re-engineering efforts, manufacturing companies in the mid-range sector are increasingly orienting their operations to respond to customer needs by shortening product development and delivery cycles, enhancing product quality and providing products configured to meet customer requirements. To achieve these objectives, manufacturers must increase the efficiency of their operations, within the limits of budgetary constraints, by increasing the productivity of personnel and the efficient management of assets throughout their enterprises. Manufacturing companies also require the flexibility to modify and expand operations in response to market demand. All of these factors contribute to the need for information systems that offer enterprise-wide availability and integrated use of a broad range of accurate and current information that enables manufacturers to respond more quickly to their customers and to manage their organizations more efficiently. The IS needs of manufacturers depend to some degree on the nature of their manufacturing processes, which may include make-to-stock, in which parts are assembled into finished products based on a standard bill order; make-to-order, in which parts are assembled into a finished product based on unique customer specifications; and configure-to-order, in which the final assembly of parts can be configured to create many different model and style variations based on customer orders. Firms using configure-to-order production methods are referred to as one form of mixed mode manufacturers because they assemble products using elements of both make-to-stock and make-to-order. Mixed mode manufacturing can create significant market advantages for companies embracing this latest production process approach but is extremely difficult to realize economic gains without responsive information systems.

  Since the early 1970s, there has been a steady evolution of manufacturing software systems available from third party software developers or developed internally by the manufacturers themselves. Initially, Material Requirements Planning ("MRP") systems were introduced to allow manufacturers to manage the flow of materials at various stages of the manufacturing process. These MRP systems were superseded in the 1980s by a more expansive Manufacturing Resource Planning ("MRP II") approach that incorporates labor and equipment capacity planning for the production process as part of a materials planning methodology. More recently, in response to the evolving needs of manufacturing companies, there has been a significant shift away from the traditional MRP II planning-oriented systems in favor of more comprehensive ERP systems that provide actual enterprise-wide management of resources, integration of more sophisticated forecasting and reporting models and the capability to measure quality levels and delivery cycle responsiveness. ERP systems based on open systems, client/server platforms offer further advantages to manufacturers by providing access to information throughout the manufacturing enterprise on a timely basis, providing a wider distribution of applications and databases and permitting the integration of a diverse array of new software components and technologies as they become available. Effectively designed ERP systems are also scalable to permit deployment of localized information systems resources within departments and individual business units or across an enterprise, as well as to provide adequate support for organizational growth.

  Despite its virtues, open systems, client/server-oriented ERP solutions have not historically been readily available to manufacturers in the mid-range sector. There are several key contributing factors that have traditionally precluded mid-size companies from reaping the full benefits of the new technologies which have been made available to larger manufacturing firms in recent years. In complex, diverse manufacturing environments, many ERP systems require a significant IS staff, either internal to the organization or contracted at substantial expense from outside the company, and a high level of expertise to establish the proper design and configuration of a client/server system that meets a company's specific needs.
Implementation of these systems has often been lengthy and costly. In addition, large global ERP suppliers have continued to price their products beyond the financial capabilities of the typical mid-size firm.

  In order to achieve their business process re-engineering ("BPR") objectives, mid-range manufacturers need the benefits of open systems, client/server ERP solutions that are affordable and can be quickly implemented with minimal disruption to business and maintained with a limited IS staff. These ERP systems must also provide sufficient depth of functionality and flexibility to enable manufacturers to respond to varying customer needs and offer scalability for growth in operations. The demand for a new generation of turnkey ERP solutions that address the needs of the mid-range manufacturing market is significant and growing.

  Multi-billion dollar manufacturing enterprises increasingly are seeking the efficiencies and competitive advantages of electronically tying together in a supply chain sources of raw materials, component products, and certain outsourced manufacturing processes. Many of the "feeder" suppliers of these products and services to the multi-billion dollar manufacturing enterprise are companies in the mid-range manufacturing market. These companies require systems to address their market diversity, scalability, and localized information systems requirements, along with the committed ERP vendor development resources to electronically link these systems into a wide area network for electronic supply chain management.

THE DATAWORKS SOLUTION

  DataWorks offers open, client/server-based ERP software systems that enable discrete manufacturing companies to re-engineer their businesses to compete more effectively, while responding to the specific needs and limitations of the mid-range market. The Company's current and planned products are designed to meet the ERP needs of all tiers of mid-range manufacturing companies. As companies in the lower and mid-tier grow, their enterprise-wide management requirements change, and DataWorks provides an efficient migration path to more complex ERP solutions. The Company believes that mid-sized manufacturers in its targeted industry segments represent a significantly higher growth sector than the general manufacturing community at large. The principal elements of the Company's ERP solutions are as follows:

  - OPEN SYSTEMS AND ADVANCED RDBMS ARCHITECTURE

  The Company's family of products addresses the dynamic environment faced by mid-sized manufacturers through a commitment to open systems architecture. DataWorks' software products operate on most major client/server hardware platforms and operating systems, including Microsoft NT and UNIX, wide area networks ("WANs"), local area networks ("LANs") and prominent user interfaces, including Microsoft Windows, Apple Macintosh and ASCII. The Company uses advanced relational database management systems ("RDBMS") that are best suited for the particular application required by mid-range manufacturers, including Microsoft Foxpro, Progress Software Corporation ("Progress"), UniData, Inc. ("UniData") and VMark Software, Inc. ("VMark") uniVerse.

  - BREADTH AND DEPTH OF PRODUCTS AND APPLICATIONS

  The Company's products are intended to address the application needs of customers throughout the mid-range market. By utilizing certain core technologies throughout its product line, the Company enables a customer to migrate from product to product to address the changing needs of the customer's enterprise. The Company's products are comprised of modules that provide and integrate feature-rich applications in the areas of
(i) Business Planning and Engineering, (ii) Sales, Distribution and Customer Service, (iii) Production and Material Operations and (iv) Finance and Administration. New application modules are introduced periodically and are compatible with the current in-field software release. In addition, the Company's development and implementation support tools provide an interface to an increasing number of third party application products that can be seamlessly integrated into the Company's ERP products through application programming interface ("API") technology.

  - RAPID DEPLOYMENT

  By offering rapid product deployment and migration among its product lines, the Company seeks to minimize the business interruption to companies that typically results from the introduction of a new or expanded ERP system, thereby enabling such companies to more quickly realize the benefits of a new or expanded ERP system. DataWorks utilizes a highly responsive implementation planning process and focused consulting and training services to design ERP solutions that are "right sized" to satisfy the functionality and rapid deployment needs of diverse customers while remaining within the varied but generally limited budgets of such customers. For example, by utilizing these deployment tools and procedures, the Company is able to complete the enterprise-wide deployment of DataFlo and ManFact II in three to nine months. Vista, the Company's least expensive ERP system, is virtually self-installable through self-contained tutorials and training tools familiar to most personal computer users, and Vantage can be deployed within three to six months. The Company anticipates deployment of the ECS system will take significantly longer than that of DataFlo and ManFact II, but will be tailored so that it can be effectively accomplished without significantly disrupting the customer's operations.

  - FLEXIBILITY/ADAPTABILITY/SCALABILITY

  A critical element to achieving initial user acceptance of a new system and facilitating rapid implementation is the ability to adapt the Company's standard software to conform more closely to the particular needs of users.
The Company's products permit ready adaptation of the DataWorks systems to meet initial needs during the implementation phase and respond to a customer's unique system refinements and ongoing changes in production and operational processes once the system is fully in service. The Company's customers can start with a small number of local concurrent users and expand to many hundreds of concurrent users across LANs and WANs over several years utilizing the same ERP solution from the Company. In addition to accommodating new modules and potential significant growth of users without sacrificing performance, the scalability of the Company's ERP solutions and the ability to migrate within the Company's product family allow mid-range manufacturers to change levels of operations and expand application functionality to accommodate growth.

  - SUPERIOR PRICE/PERFORMANCE

  The Company seeks to achieve superior price and performance by providing its mid-range manufacturing customers with the "right sized" system and associated functionality to meet their ERP needs while satisfying their budgetary constraints. The Company's ERP systems emphasize standard application modules that require minimum customization, advanced yet cost-effective RDBMS and other technologies and highly user- oriented fourth generation language ("4GL") development environments. Furthermore, the Company has standardized the implementation process and supported it with the Company's proprietary software tools, resulting in cost effective and rapid initial deployment of its ERP products.

THE DATAWORKS STRATEGY

  The Company's objective is to be the leading provider of business information solutions and related products and services to mid-range manufacturers within selected markets. The Company's strategy to achieve this objective incorporates the following elements:

  - PROVIDE COMPLETE SOLUTIONS AND PRODUCT MIGRATION PATH

  The Company offers products in each tier of the mid-range manufacturing market to address a broad range of customer needs and provide a product migration path to address the changing needs of growing companies. The Company offers products for both make-to-order and repetitive manufacturers, and seeks to support new manufacturing processes such as demand-flow production and agile manufacturing. The Company complements its product offerings with a full suite of implementation and consulting services, education, training and software tools to assist customers in deriving the maximum benefit from the Company's products. By providing comprehensive solutions, the Company is able to work more closely with customers, sell additional modules or products, and provide additional services in an ongoing course of business.

  - FOCUSED MARKET STRATEGY

  The Company targets mid-range manufacturing companies with annual revenues between $3 million and $1 billion and historically has focused its efforts on discrete, rather than process, manufacturers. In the mid-tier of the mid-range market, sales of the Company's DataFlo and ManFact II product solutions have targeted six primary "highly engineered product" manufacturing sectors: industrial equipment; computer/office equipment; consumer electronics; instrumentation and controls; medical/dental products; and transportation/aerospace products. This approach has enabled DataWorks to better understand the needs of its customers and to use that knowledge to tailor products and services to those needs. The Company plans to continue to rely on its experience and reputation in these select markets to enhance its competitive position. The Company intends to leverage its expertise in these six sectors to market and sell its ECS system currently under development to customers in the upper tier of the mid-range market. The Company further plans to leverage its expertise to enhance sales of its Vista and Vantage products, which are currently focused on a wide range of manufacturers in the lower tier, to emerging growth oriented discrete manufacturers in those six primary manufacturing sectors.

  - MAINTAIN TECHNOLOGY LEADERSHIP

  DataWorks believes it is a technology leader in the mid-range manufacturing market, as it was one of the first companies to offer ERP client/server solutions for mid-range manufacturers and to introduce full ERP solutions on Microsoft NT. The Company's products are designed to utilize the most effective open systems technologies such as client/server architectures, RDBMS, graphical user interface's ("GUI") and operating systems for the mid-range market. The Company incorporates common technology across its product line in order to leverage its development resources and ensure compatibility among products. The Company seeks to develop new modules and incorporate new functionality into its products such as Internet integration, business objects, decision support, manufacturing execution systems ("MES") support, and Object EDI, a cross-product universal transaction processing protocol.

  - ACHIEVE HIGH LEVELS OF CUSTOMER SATISFACTION

  DataWorks is committed to consistently achieving high levels of customer satisfaction with the Company's ERP systems. The Company focuses on delivering high-quality products that address specific application needs, are easy to implement and enable increased productivity. The Company also designs its applications and development tools to permit end-users to easily customize systems to fit their specific needs, which enhances end-user productivity and overall satisfaction with the DataWorks products and services.

  - COMPREHENSIVE SALES AND MARKETING PROCESS

  The Company has developed a sophisticated sales and marketing system to enhance its new customer success rate. The Company utilizes a multi- phased sales approach consisting of telemarketing sales for initial qualification, account representatives, systems engineers and the active involvement of senior management. The Company's prospecting system enables account representatives to appropriately qualify prospective customers and track active prospects in significant detail through three stages of sales cycle management, and provides valuable management information to measure performance of its sales force and monitor ongoing sales efforts. The Company intends to leverage its sophisticated sales and marketing system to increase DataWorks' presence in the lower tier and international markets in an effort to enhance sales and increase new customer success rates. The Company believes its sales processes and prospect management system provide it with a significant competitive advantage.

PRODUCTS

  The business needs and resource requirements of mid-sized manufacturers tend to be considerably different than those of larger companies. Customers in this market generally have small IS departments, budget constraints and limited experience with the advanced technologies inherent in ERP systems. DataWorks has designed its product family to be affordable and to incorporate a broad range of applications, depth of functionality, ease of use and an ability to be deployed rapidly. The Company has products or is developing products with features intended to address the particular needs of each of the lower tier, mid-tier and upper tier of the mid-range market.

  The following chart describes the Company's principal existing and planned ERP solutions and typical customer profiles relating to each of them:

<Caption
  --------------------------------------------------------------------------------------------------------------------
                                    LOWER TIER SEGMENT           MID-TIER SEGMENT              UPPER TIER SEGMENT
  --------------------------------------------------------------------------------------------------------------------
  Products                                Vista                      DataFlo                        ECS (1)
                                         Vantage                    ManFact II
  --------------------------------------------------------------------------------------------------------------------
  Customer Revenues                  $3 - $25 million           $25 - $200 million         $200 million - $1 billion
  --------------------------------------------------------------------------------------------------------------------
  Type of  Manufacturing             -   Entry level               - Repetitive/         -  Multi-plant/Global supply
  Operations                             Basic job shop/             just-in-time           chain/ Distributed systems
                                         Make-to-order
  --------------------------------------------------------------------------------------------------------------------
  IS Infrastructure                      Minimal                     Limited                      Significant
  --------------------------------------------------------------------------------------------------------------------
  Price Range                       $10,000 - $150,000         $125,000 - $750,000         $500,000 - $3 million (1)
  --------------------------------------------------------------------------------------------------------------------
  Deployment Period                     1-4 months                  3-9 months                        (1)
  --------------------------------------------------------------------------------------------------------------------

(1) ECS is currently under development and, although the Company intends to commence customer shipments of the product in late 1997, there can be no assurance that the Company will commence such shipments on a timely basis, or at all, or if timely shipped, that the ECS system will achieve market acceptance. As ECS is currently under development, data on average deployment period and sales cycle is unavailable and the indicated price range is estimated. See "Upper
         Tier: Enterprise Client Server."

  LOWER TIER: VISTA AND VANTAGE

  DataWorks offers Vista and Vantage for its customers with annual revenues typically between $3 million and $25 million. These products are better suited for the lower tier segment of mid-range manufacturers who, as compared to customers who use DataFlo or ManFact II, have less developed IS infrastructures and lower IS budgets, require shorter deployment periods, and often seek established, user-friendly products.

  Vista is an easy-to-use, Windows-based ERP software package that provides a cost-effective solution for job shops with up to $5 million in revenues. Vista fully integrates 15 core business modules and features single level bills of material capabilities. The DesignWare feature permits users to, among other things, define their own screens, add fields, change colors, hide fields, change grid sizes and drag choices from menus to the desktop.

  Vantage is an easy-to-use, Windows-based ERP software package with flexible order-handling capabilities to support a mix of custom and standard part orders and multilevel assemblies and comprises 18 fully integrated business modules. Vantage is optimized for the rapid deployment, minimal support and price/performance requirements of custom and mixed-mode manufacturers in the $5 million to $25 million revenue range.

  Vista and Vantage, like DataFlo and ManFact II, are comprised of groups of modules that can be differently configured and comprehensively support a customer's business processes. The following chart describes the Vista and Vantage modules, and the discussion below points out certain key characteristics of the Vista and Vantage modules:

  --------------------------------------------------------------------------------------------------------------------
                           VISTA AND VANTAGE APPLICATION MODULE GROUPS
  --------------------------------------------------------------------------------------------------------------------
    BUSINESS PLANNING         SALES, DISTRIBUTION AND         PRODUCTION AND MATERIAL         FINANCE AND
     AND ENGINEERING             CUSTOMER SERVICE                   OPERATIONS              ADMINISTRATION
  --------------------------------------------------------------------------------------------------------------------
  -   Bills of Materials   -   Estimating                 -    Inventory Management        -    Accounts Payable
  -   Scheduling           -   Order Entry                -    Job Control                 -    Accounts Receivable
  -   Shop Vision          -   Quoting                    -    Purchasing/Receiving        -    General Ledger
  -   Global finite        -   EDI                        -    Shop Floor Data             -    Payroll
      rescheduling         -   Shipping/receiving              Collection                  -    Report Writer
                                                          -    Purchasing RFQ
                                                          -    Document management

  Business Planning and Engineering Group. In Vista and Vantage, Business Planning and Engineering allows the production manager to control the sales and shop priorities through a visual scheduling manager. Indented bills of material support provide the ability to retain product information for repeat orders, and "what if" scheduling provides the ability to simulate the impact of new orders and schedule changes.

  Sales, Distribution and Customer Service Group. Estimating, quoting and sales order processing are tightly integrated in the products, supporting the requirement for rapid cost estimating and order commitment. Order-to-job linking provides rapid access to production status and delivery information. EDI applications allow for electronic distribution of sales orders, change orders and invoices.

  Production and Material Operations Group. Priorities established in scheduling are realized in manufacturing job processing. These controls present real-time status reporting based on data collection inputs and provide just-in-time material purchasing and availability. Visual job "wizards" and document management allow paperless management and instant graphical review of job history, job status and inventory.

  Finance and Administration Group. Vista's and Vantage's Finance and Administration Group enables associated product costs and revenues to be recorded to the General Ledger module as subsidiary ledgers of the Accounts Payable, Accounts Receivable, Payroll and Shop Floor Data Collection modules.

  Prices of Vista and Vantage applications are based on the specific product line, the modules purchased and the number of concurrent users. The average sales prices of Vista and Vantage are $12,000 and $65,000, respectively. As of December 31, 1996, these two products, cumulatively, were licensed to approximately 1,000 customers.

  MID-TIER: DATAFLO AND MANFACT II

  DataWorks historically has focused its marketing, product development and services resources on "highly engineered product" companies with annual revenues typically between $25 million and $200 million in six principal industries: industrial equipment; computer/office equipment; consumer electronics; instrumentation and controls; medical/dental products; and transportation/aerospace products. DataWorks has two principal application software products that address the needs of its customers in this mid-tier. DataFlo is directed toward manufacturers generally making high-volume products, often utilizing repetitive/just-in-time ("JIT") techniques, that are either make-to-stock or configure- to-order, and which may have some smaller make-to-order requirements. DataFlo also supports customers who have mixed-mode manufacturing techniques. ManFact II is oriented toward make-to-order or engineer-to-order manufacturers that typically have diverse project management and project costing requirements, as well as a smaller element of make-to-stock requirements. DataFlo was developed by DataWorks, and ManFact II was acquired in connection with the purchase of Madic-Compufact Corporation ("MCC") in June 1994.

  The DataFlo and ManFact II systems are comprised of groups of modules that comprehensively support a manufacturing company's business process. These modules provide and integrate feature-rich applications, are built upon a common set of design and development standards and tools, and share a common database architecture. Both DataFlo and ManFact II are highly modular in nature and can be scaled from small to large configurations on a variety of platforms supporting the Microsoft NT and UNIX operating systems. These enterprise-wide systems can be implemented in a variety of multi-currency, multi-company and multi-plant environments networked through client and host-based configurations.

  The following chart describes the DataFlo and ManFact II modules, and the discussion below points out certain key characteristics of the DataFlo and ManFact II modules:


-----------------------------------------------------------------------------------------------------------------------------------
                                          DATAFLO AND MANFACT II APPLICATION MODULE GROUPS
-----------------------------------------------------------------------------------------------------------------------------------
      BUSINESS PLANNING AND         SALES, DISTRIBUTION AND      PRODUCTION AND MATERIAL                 FINANCE AND
           ENGINEERING                 CUSTOMER SERVICE               OPERATIONS                        ADMINISTRATION
-----------------------------------------------------------------------------------------------------------------------------------
  -   Capacity Requirements        -   Customer Service      -    Inventory Management              -   Accounts Payable
      Planning                     -   Electronic Data       -    Lot/Serial Control                -   Accounts Receivable
  -   Engineering Change Control       Interchange           -    MES                               -   Budgeting
  -   Forecasting                  -   Estimating            -    Multi-Plant Control               -   Cost Accounting
  -   Master Production            -   Field Service         -    Production Activity Management    -   Currency and VAT
      Scheduling                   -   Quoting               -    Project Management                -   Executive Information System
  -   Material Requirements        -   Sales Order           -    Purchasing/Receiving              -   Fixed Assets
      Planning                     -   Shipping/Returned     -    Quality Control                   -   General Ledger
  -   Product Configurator             Material              -    Repetitive Manufacturing          -   Payroll
  -   Product Definition                                     -    Shop Floor Data Collection        -   Personnel
                                                             -    Work Order Control


  Business Planning and Engineering Group. The Business Planning and Engineering Group enables manufacturing companies to create high-level business plans from current and historical sales, production and purchasing data. These plans are used to generate specific product and product family forecasts, as well as capacity models that flow into final and sub-assembly manufacturing, scheduling and purchase plans. Engineering and configuration management define material and routing structures to planning and production and provide visibility to anticipate and coordinate product changes.

  Sales, Distribution and Customer Service Group. The Sales, Distribution and Customer Service Group allows a manufacturer to estimate, quote and take orders for standard, configured and custom, "one-of-a-kind" products. The sales made are integrated with the Business Planning and Engineering modules providing actual versus plan reporting. Shipments, order status and invoicing can be transmitted directly to the customer via electronic data interchange ("EDI"). Return material, field service and Help Desk applications are available on line to customer service providing detail service analysis and call tracking.

  Production and Material Operations Group. The Production and Material Operations Group provides a means to record, track and measure production, material, labor, quality and cost flows throughout the manufacturing and purchasing processes. Inventory tracking is provided by company, plant, warehouse and location with full traceability. Traditional work order, as well as rate and cell-based JIT production is supported and fully integrated with detailed shop floor and quality control reporting. Blanket and contract orders, EDI and detailed supplier analysis reporting is provided in the purchasing application.

  Finance and Administration Group. The Finance and Administration Group flows from the operational modules included in the groups described above. All associated costs and revenues are captured to the General Ledger module as subsidiary ledgers of the Accounts Payable, Accounts Receivable, Payroll, Inventory Management, Shop Floor Data Collection, Shipping/Returned Material and Cost Accounting modules. The costing systems support both actual and standard cost methodologies with additional capabilities for unlimited cost simulation, modeling and reporting. The Financial modules support both distributed and consolidated processing in a multi-company environment and provide complete foreign currency and tax capabilities.

  The average price of DataWorks' DataFlo and ManFact II ERP systems (exclusive of hardware) sold to new customer sites in DataWorks' target market increased to approximately $251,000 in 1996 from approximately $184,000 in 1995. As of December 31, 1996, these two products, cumulatively, were licensed to over 475 customers at more than 675 customer sites.

UPPER TIER: ENTERPRISE CLIENT SERVER

  The Company has under development the ECS system, which has been designed to address the ERP needs of the upper tier of the mid-range manufacturing market. This upper tier consists of companies with annual revenues ranging from $200 million to $1 billion. These organizations typically have substantial IS staff because supporting a variety of both standard and custom applications in a dynamic, multi-national corporation requires a significant investment in information services. These enterprises are better able to invest in the tools and technology necessary to support a complex, fully distributed client/server computing environment and to provide the depth of staff and technological expertise to maintain a more "customized" application set.

  DataWorks believes its ECS system will provide valuable depth to its product family and will enable the Company to provide a product for the upper tier that is complementary to its mid-tier products,

DataFlo and ManFact II. Generally, DataWorks believes that products currently offered by ERP vendors serving Fortune 1000 firms that might potentially compete with the Company in the upper tier of the mid-range manufacturing market are complex and expensive, and usually require a multi-year "custom implementation" process. The Company believes the ECS system can be competitive with the products currently offered by large ERP system vendors by offering superior technology, a more open solution, competitive pricing and shorter, less costly deployment periods. The Company intends that the ECS system, in addition to providing DataWorks with a product solution for the upper tier of the mid- range market, will also provide a migration path for the Company's current customers using DataFlo or ManFact II that may outgrow those ERP systems and require the features of the ECS system.

  The ECS system is a second generation client/server application for manufacturing, planning, inventory, engineering, distribution, service and finance. While the DataFlo and ManFact II systems provide a tightly coupled 4GL tool set and database architecture, ECS is built on tools and database architectures from established market leaders, such as Microsoft, IBM, Oracle and Sybase, to promote flexibility and technology independence. The Company believes that the flexible and independent ECS system architecture can be managed with the significant IS resources of typical upper tier manufacturers. ECS employs an object oriented, three-tier client/server architecture, in which the business logic, database and presentation layers can be allocated independently across multiple processors (servers or clients). This distributed model allows large corporations to deploy a series of smaller, departmental or company servers to replace their existing mainframe computers. DataWorks' ECS system has been designed to be database independent, initially supporting the Oracle, Sybase and Microsoft SQL Server databases.

  The Company currently anticipates commencing customer shipments of its ECS system in late 1997. However, there can be no assurance that the Company will commence such shipments in 1997, or at all. Furthermore, the Company has limited experience in selling products to customers in the upper tier of the mid-range manufacturing market and anticipates that selling products to such customers will result in a longer sales cycle and will require a different strategy than that employed by the Company in selling products to customers in the mid-tier market. For example, as part of its upper tier marketing strategy, the Company is exploring potential relationships with third party integrators to facilitate implementation of the ECS system. There can be no assurance that any such relationships will be formed or, if formed, will prove beneficial to the Company. Accordingly, even if customer shipments of the ECS system are timely commenced, there can be no assurance that the Company will be successful in effectively marketing the ECS system or that the ECS system will achieve market acceptance.

CORE FEATURES AND TECHNOLOGIES

  The Company provides certain core technologies for the mid-range market across its entire product line, and offers certain development and implementation support tools to facilitate customization and deployment of the Company's products.

  PORTABILITY AND SCALABILITY

  DataWorks provides its products on all major versions of Microsoft NT and UNIX operating systems. These environments enable the Company's products to have extensive portability and scalability.

  DEVELOPMENT TOOLS

  DataWorks has enabled each of its products with a sophisticated 4GL development environment that allows the Company's software to be tailored to the unique needs of users while ensuring the integrity of the database and applications. DataWorks' products support a Windows-based GUI providing consistent, familiar desktop interfaces and connectivity to a wide variety of third party products. Traditional screens and reports are managed as templates and forms to provide flexible user views into the database.

  The database and development environments of products designed for the lower tier of the mid-range market are tightly integrated to minimize cost and support requirements. Vista provides VB Forms, a powerful form design tool that supports user-definable screen generation. Vantage is written in the Progress 4GL and database, which provides a powerful, graphical development tool set. To serve the mid-tier, DataWorks' Object Preview is an object based development tool based on the Borland Delphi graphical development environment. Through Object Preview, DataWorks is able to support products across multiple operating systems from a single object code library. The ECS system, designed for the upper tier, supports Powersoft's Powerbuilder 5.0 and Optima enterprise development suite as the foundation of the Company's client/server infrastructure ("CSI") development tool product. CSI's "object libraries" are designed to support the complex development and deployment requirements of a global enterprise, and are intended to ensure a consistent look and feel to all functions of the ECS system.

  RDBMS

  DataWorks' products are designed to run on databases that are best suited for the particular applications required by customers, including Microsoft Foxpro and SQL Server, Progress, UniData, VMark uniVerse, Oracle and Sybase. SQL, ODBC and sophisticated file transfer capabilities provide immediate access to foreign databases and other host applications. DataWorks has chosen these relational databases in order to maximize the throughput of its customers' transactions, to provide realistic models of business data and to maximize price and performance under the budget constraints of its customers in each tier of the mid-range market.

  SMARTLINKS

  DataWorks' SmartLinks interface to third party applications provides a standard parameterized interface mechanism between DataFlo and ManFact II products and associated data and modules within selected third party applications. Links have been established to a broad range of third party applications, such as Microsoft Office and Autodesk AutoCad, for computer aided design, scanned images, database graphics, word processing, spreadsheets, multimedia, sales contact management, forecasting and project planning. The Company plans to expand the SmartLinks capabilities to its other products.

DEPLOYMENT TOOLS

  DataWorks' SmartTools data conversion system is a means for new customers, implementation consultants or existing customers to convert data from either legacy systems or third party applications, and process that data through the business rules of the Company's ERP systems. SmartTools can greatly shorten the time needed to build conversion routines and significantly increases conversion accuracy. SmartTools electronically takes conversion data from the legacy system and simulates the data being entered through a keyboard or generated programmatically by the DataWorks system.

THIRD PARTY PRODUCTS

  DATABASES

  DataWorks separately licenses database products to its customers. Microsoft Foxpro and Progress support the Vista and Vantage product lines, respectively, and the UniData and VMark uniVerse databases support the Dataflo and ManFact II products. ECS has been designed as a database independent application, and initially will support the Oracle, Sybase and Microsoft SQL Server databases.

  CLIENT TOOLS

  The Company's products support PC-based GUIs that manage application presentation, desktop tools and network communications, and facilitate the client workstation. DataWorks incorporates client GUI and development tools such as Microsoft Visual Foxpro, Progress, Borland Delphi and Sybase Powerbuilder.

  HARDWARE

  As part of its turnkey solutions, at the request of a customer DataWorks can provide complete third party computer hardware systems and related computer peripherals. In such situations hardware is either shipped directly from the third party vendor or DataWorks resells the products. The Company does not typically carry hardware inventory in either case. DataWorks implements its ERP systems on a number of hardware platforms, including Hewlett-Packard Company ("Hewlett-Packard"), IBM, Data General, Digital Equipment Corporation ("DEC") and Intel Pentium and other x86-based systems. Configurations may be host-based, server-oriented, or full client/server with highly networked solutions, in which DataWorks may participate in providing network hardware solutions. Additionally, DataWorks offers peripherals, factory data-collection equipment and communications equipment for resale to its customers.

  NETWORKS

  DataWorks supports a wide variety of network communication protocols as part of its turnkey product support. DataWorks has support agreements with regional and national communications suppliers and network suppliers to facilitate the design and implementation of these environments.

SERVICE AND SUPPORT

  DataWorks offers a full complement of services that allow its customers to maximize the benefits of DataWorks' software products, including project management, consulting, implementation, education and multi-media training, professional programming, system integration and support, video conferencing, maintenance and customer service. DataWorks' services are not typically included in the price of its software. Maintenance support is billed annually in advance, while implementation, consulting and programming services are billed monthly as incurred.

  IMPLEMENTATION SUPPORT PROGRAM

  DataWorks offers its customers an Implementation Support Program ("ISP") with their initial system order or significant upgrade to an existing system installation. ISP provides a variety of project management and consulting services to assist in rapid implementation and deployment of DataWorks' business solutions. Services offered include a variety of site-specific technical and consulting services to assist in all phases of the implementation process. DataWorks may also provide assistance in integrating its products with the customer's other software, such as automated systems and devices for factory automation and shop floor data collection. In addition, DataWorks offers "first call" support that allows customers to call DataWorks with service inquiries. As part of the implementation of its software, DataWorks employs a pilot program that allows certain of its customers to simulate running their businesses with the new software prior to full-scale "live" implementation of the new system. The entire implementation process, and specifically the pilot programs, are greatly aided by DataWorks' SmartTools product. Pilot program simulations for more complex businesses are conducted in an integrated series of hands-on classroom exercises that emphasize system controls and procedures, using a database generated by SmartTools that accurately represents the customer's business. By simulating a number of relevant business scenarios, the pilot program gives key users valuable experience with DataWorks' software, generates involvement in and commitment to the new system and provides a means to track the progress of the implementation of the system before actual full-scale use.

  CUSTOMER SUPPORT PROGRAM

  DataWorks offers its customers a Comprehensive Support Program ("CSP"). The cost of CSP is based on a percentage of list price of the DataWorks software purchased and is generally billed annually in advance. Through CSP, DataWorks provides product enhancements and updates that maintain the customers' software and documentation to the then-current standard release level licensed and supported by DataWorks. CSP also includes hotline telephone support during extended business hours for questions regarding software use. This support is available to customers up to 24 hours per day, seven days per week, as a separately priced option.

  EDUCATION AND TRAINING

  DataWorks offers education and training services that provide customers with a formalized program to ensure that applications are implemented and utilized in an efficient and cost-effective manner. Customers are also offered a variety of software installation, technical support and user training services, both on-site and in DataWorks' regional training centers. Customized education and training programs are also available to meet customers' specific development needs.

  PROFESSIONAL CONSULTING SERVICES

  DataWorks provides an array of on-site and classroom implementation and training services that are tailored to the complexity of each of the Company's ERP systems. Each new customer site is assigned an Account Manager who coordinates DataWorks' activities with the customer. These activities include project management, hardware/software installation scheduling, classroom education scheduling, on-site training, conversion planning and pilot simulation supervision. Windows-based project management software maintains a detailed project plan, resource list, and schedule of events for each phase of the implementation. Designed to meet the return on investment objectives of the customer, the project plan is the customer's key feedback and monitoring mechanism for managing the success of the implementation. The Account Manager and an assigned team are responsible for guiding the new customer from initial installation through successful operation of the system in a live environment. The Account Manager is also the initial point of contact to introduce other DataWorks resources to the customer. The implementation of Vista typically only requires such services on a limited basis.

  PROFESSIONAL PROGRAMMING SERVICES

  DataWorks provides professional programming services, including custom applications analysis, design, development, training and deployment for most of its ERP solutions. Custom software projects may range from simple report development to designing and programming complete applications and integrating legacy systems. Throughout the project, software and design reviews are provided to the customer as defined in the project specification. Upon project completion, custom software is delivered under revision control to a test database where compliance testing is conducted by the customer. The revision control tools within DataFlo and ManFact II allow testing, deployment and management of new enhancements without affecting current software releases.
All software enhancements of DataFlo and ManFact II, regardless of scope, are created using the Object Preview development environment and conform to DataWorks' published guidelines for standards and conventions.


PRODUCT DEVELOPMENT

  DataWorks' product development efforts are focused on enhancement of its existing products and introduction of its ECS system. At December 31, 1996, DataWorks had approximately 123 full-time employees in product development. Research and development expenses are comprised primarily of salaries and a portion of DataWorks' overhead for its in-house staff and amounts paid to outside consultants, as appropriate, to supplement the product development effors of its in-house staff. Research and development expenses are charged to operations as incurred. Gross research and development expenditures totaled approximately $6.9 million in 1996 and $4.5 million in 1995. Gross research and development expenditures in such periods included amounts for capitalized software totaling $2.5 million and $1.3 million, respectively.

  DataWorks plans to continue to enhance its Vista, Vantage, DataFlo and ManFact II application products and to develop its ECS system to suit the evolving needs of the manufacturing market served by DataWorks. In particular, DataWorks intends to pursue improved functionality on existing application modules and the creation of new modules. In addition to applications development, DataWorks will seek to improve and expand Object Preview, its object development environment, with two fundamental objectives: continued user empowerment with emphasis on ease- of-use, and increased flexibility to make changes to the base products to suit specific customer requirements. Internet/Intranet enabled applications will continue to be a focus of development throughout the entire product line. The DataWorks Open Integration Environment will expand traditional supply chain EDI communication protocols with Object EDI and encapsulated "business objects." DataWorks expects to continue to enhance the capabilities of its MES and factory data collection applications to address the increasing focus on real time, wireless data collection and acquisition. The Company also expects to enhance its strategic planning and decision support capabilities through offerings in the area of third party report writers, data warehousing and data mining products. DataWorks plans to continue to expand its API and object frameworks across all products thereby enhancing each systems ability to access the global supply chain.

SALES AND MARKETING

  DOMESTIC

  The Company sells its products in the United States primarily through a direct sales force. As of December 31, 1996, the Company had 117 full-time and 51 part-time employees in its domestic sales organization, including sales representatives, pre-sale consultants, telemarketers and sales management personnel.

  The key components of DataWorks' domestic sales strategy include sophisticated prospect development and sales cycle management processes. DataWorks uses a combination of electronic prospective client databases, computer aided telemarketing and field sales methodologies to identify potential candidates for its ERP systems from within its targeted markets who are in the early stages of searching for a new business management system.
This process accounts for a large percentage of the Company's new accounts and lessens the need for the sales force to engage in territory prospecting activities of its own. Prospective DataWorks customers are monitored through a comprehensive prospect management system that breaks the sales cycle into several phases, each with multiple measurement points, to properly assess the prospective client base.

  The Company's domestic sales strategy also emphasizes a "regionalization" concept. DataWorks believes a strong local presence is an important factor in addressing the needs of mid-range manufacturers and establishing mutually beneficial long-term relationships. Under the Company's regionalization approach, the Company has decentralized much of its client development activity, customer services and customer account responsibilities. DataWorks has regional centers in Irvine, California; San Jose, California; Chicago, Illinois; Boston, Massachusetts; and Atlanta, Georgia. In addition, DataWorks has local offices in 10 other locations across the United States. DataWorks intends to open two additional full-service regional centers by late 1997.

  INTERNATIONAL

  DataWorks currently addresses the international market with direct sales efforts through its wholly-owned subsidiary in the United Kingdom, and through product-specific distributor agreements in Australia and Canada. To date, the Company has not generated a material amount of revenue through these distributor agreements. DataWorks plans to increase its international sales efforts through expanded direct sales and additional distribution arrangements, each to be supported by the Company's domestically developed prospect development and sales cycle management processes.

COMPETITION

  The business information systems industry is intensely competitive, rapidly changing and significantly affected by new product offerings and other market activities. A number of companies offer products similar to the Company's products, which are directed at the market for ERP systems. Many of the Company's existing competitors, as well as a number of potential competitors, have more established and larger marketing and sales organizations, significantly greater financial and technical resources and a larger installed base of customers than the Company. In addition, customers who have a large installed base of legacy systems may resist committing the time and resources necessary to convert to an open systems, client/server-based software product. The Company has no proprietary barriers to entry which would limit competitors from developing similar products or selling competing products in the Company's markets. Accordingly, there can be no assurance that such competitors will not offer or develop products that are superior to the Company's products or that achieve greater market acceptance.

In addition, suppliers of RDBMS or companies that develop management information software applications for large multinational manufacturers are beginning to market to the upper tier of the mid-range market targeted by the Company or otherwise develop applications that compete effectively in the Company's markets. Furthermore, the Company intends to expand its marketing and product development efforts toward the upper end of its target market, which could result in increased competition. As a result, competition (including price competition) is likely to increase substantially, which may result in price reductions and loss of market share. In addition, potential customers may increasingly demand that ERP systems incorporate certain popular RDBMS software not currently integrated into certain of DataWorks' product offerings that are offered by its competitors. As the client/server computing market expands, a large number of companies, some with significantly greater resources than the Company, may enter the market or increase their market share by acquiring or entering into alliances with competitors of the Company. There can be no assurance that the Company will be able to compete successfully against its competitors or that the competitive pressures faced by the Company will not adversely affect its financial performance.

  The Company has a large number of competitors that vary in size, primary computer platforms and overall product scope. Within its market, the primary competition comes from independent software vendors in four distinct groups including (i) large multinational system developers in the upper tier of the Company's mid-range market, including Baan Company, Oracle and qad, Inc., (ii) companies offering high levels of functionality on the AS/400 platform such as System Software Associates, Inc. and J.D. Edwards Company, (iii) traditional mid-range market sector firms such as ROI Systems, Inc., Symic Systems, Inc. and Interactive Group, Inc., and (iv) lower priced PC network-based offerings from companies such as Fourth Shift Corporation, Lilly Software Associates and Macola Software, Inc. There is also a large number of regional manufacturing software suppliers who leverage as competitive advantages their concentrated local support, reputation and, typically, lower price.

  The Company's principal market is highly fragmented and consists of a few large multinational suppliers and a much larger number of small, regional competitors. The Company believes that its industry will experience consolidation as business information systems become more complex and as more manufacturers adopt sophisticated business information systems, forcing smaller companies in the industry to specialize or merge with their competitors. In order to compete effectively in the broad markets which the Company presently targets, the Company will need to continue to grow and attain sufficient size to ensure that it can develop new products on a timely basis in response to evolving technology and new customer demands and can sell such products to a variety of manufacturing industries worldwide. No assurance can be given that the Company will be able to grow sufficiently to enable it to compete effectively.

  The Company believes its use of open systems technologies is an important competitive factor. The Company also believes that the number of competitors offering open systems solutions will grow significantly over the next several years. Additionally, the Company believes that the typical mid-range customer desires an easy-to-use, highly functional 4GL environment, fully integrated throughout the ERP system, which the Company has provided through its internally produced development tool set. The Company anticipates that a significant source of future competition may be from larger manufacturing software companies that may tailor their products for the mid-range market. Only a few of the larger and better capitalized software systems companies currently compete in the Company's targeted market. There can be no assurance that such companies will not develop products that are superior to the Company's products or that achieve greater market acceptance.

  The principal elements affecting the buying decision of customers in the mid-range sector are comprehensive application functionality that addresses a wide range of business areas, rapid system deployment, ease-of-use, strong performance, quality of customer support, a fully integrated application set supported by a user-oriented 4GL development environment that allows for easy modification to applications where needed, price and customer references. It is also mandatory that the ERP system be enhanced on a regular basis throughout the license or maintenance term and that such product enhancements be properly supported by necessary revision control software provided by the vendor. In order to be successful in the future, the Company must respond effectively to customer needs and properly select and incorporate those technologies and application functionalities that will meet the challenges posed by competitors' innovations. To accomplish this critical objective, the Company must continue to invest in enhancing its current products and, when necessary, introduce new products to remain competitive. There can be no assurance that the Company will be able to continue to invest in such enhancements or new products, or introduce such enhancements or new products in a timely fashion or at all.

INTELLECTUAL PROPERTY

  DataWorks regards its products as proprietary trade secrets and confidential information. DataWorks relies on a combination of copyright, trademark and trade secret laws, employee and third party nondisclosure agreements and other industry standard methods for protecting ownership of its proprietary software. There can be no assurance, however, that, in spite of these precautions, an unauthorized third party will not copy or reverse-engineer certain portions of DataWorks' products or obtain and use information that DataWorks regards as proprietary. In addition, the laws of some foreign countries do not protect DataWorks' proprietary rights to the same extent as do the laws of the United States. There can be no assurance that the mechanisms used by DataWorks to protect its software will be adequate or that DataWorks' competitors will not independently develop software products that are substantially equivalent or superior to DataWorks' software products.

  DataWorks licenses products to end users under license agreements which are generally in standard form, although each license is individually negotiated and may contain variations. The standard form agreement allows the end user to use the products solely on the end user's computer equipment for the end user's internal purposes, and the end user is generally not permitted to sublicense or transfer the products. DataWorks licenses the source code for its application software to its customers to enable them to customize the software to meet particular requirements. DataWorks' standard form agreement includes a confidentiality clause protecting the products. In the event of termination of the license agreement, the end user remains responsible for any accrued and unpaid license fees and confidentiality obligations. However, there can be no assurance that such customers will take adequate precautions to protect DataWorks' source code or other confidential information.

  DataWorks' has one software patent application pending, but there can be no assurances that a patent will be issued or that, if a patent is issued, it will provide the Company with competitive advantages or will not be challenged by others. DataWorks believes that it has all necessary rights to market its products, although there can be no assurance that third parties will not assert infringement claims in the future. DataWorks may receive notices from third parties claiming that DataWorks' products infringe third party proprietary rights. DataWorks expects that, as the number of software products in the industry increases and the functionality of these products further overlaps, software products will increasingly be subject to such claims. Any such claim, with or without merit, could result in costly litigation and require DataWorks to enter into royalty or license arrangements. Such royalty or license arrangements, if required, may not be available on terms acceptable to DataWorks or at all.

  DataWorks believes that, due to the rapid pace of innovation within the computer industry, factors such as technological and creative skill of personnel, knowledge and experience of management, name recognition, maintenance and support of software products, the ability to develop, enhance, market and acquire software products and services, and strategic relationships in the industry are more important in establishing and maintaining a leading position within the industry than are patent, copyright and other legal protections for intellectual property.

EMPLOYEES

  At December 31, 1996, DataWorks had 482 full-time employees, including 117 in
sales and marketing,    123 in product development, 199 in support services and
43 in finance and administration. DataWorks also has 51 part-time employees, primarily in the telemarketing area. DataWorks' employees are not represented by any collective bargaining organization, and DataWorks has never experienced a work stoppage. DataWorks believes that its relations with its employees are good. The loss of certain key employees or DataWorks' inability to attract and retain other qualified employees could have a material adverse effect on DataWorks' business and operations.

EXECUTIVE OFFICERS

         The executive officers of DataWorks and their ages as of March 3, 1997 are as follows:

              NAME                  AGE                                   POSITION
 Stuart W.  Clifton                 52     Chairman of the Board, President and Chief Executive Officer
 Norman R.  Farquhar                50     Executive Vice President, Chief Financial Officer and Director
 Mark S.  Howlett                   51     Executive Vice President, Sales and Marketing
 Robert W.  Brandel                 46     Executive Vice President, Chief Operating Officer
 Rick E.  Russo                     45     Vice President, Finance and Secretary

         Stuart W. Clifton has served as President, Chief Executive Officer and as Chairman of the Board of Directors since January 1987, when he and Mr. Howlett acquired control of the Company. Between 1971 and 1987, Mr. Clifton held various management positions at Triad Systems Corporation, a vertical distribution software company, in which he was involved from its inception, most recently as Executive Vice President and General Manager.

         Norman R. Farquhar has served as Executive Vice President and Chief Financial Officer of the Company since February 1996 and as a director of the Company since August 1995. From April 1993 to December 1995, Mr. Farquhar served as Senior Vice President, Chief Financial Officer and Secretary of Wonderware Corporation, a manufacturer of software for the industrial automation industry. From December 1991 to April 1993, he was Vice President of Finance and Chief Financial Officer of MTI Technology Corporation, a developer of system-managed storage solutions.

         Mark S. Howlett has served as Executive Vice President of the Company since January 1987, when he and Mr. Clifton acquired control of the Company. In 1981, he joined Triad Systems Corporation, where he became its National Sales Manager.

         Robert W. Brandel has served as Executive Vice President, Chief Operating Officer of the Company since February 1997. Following the Company's acquisition of DCD, from September 1996 to February 1997, he served as Vice President, General Manager of DCD and an executive officer of the Company. From 1992 to September 1996, he served as President and a director of DCD. From 1988 to 1992, Mr. Brandel was the President and Chief Executive Officer of Network Communications Corporation, a computer network diagnostics company.

         Rick E. Russo has served as Vice President, Finance since July 1994 and as Secretary since April 1995. From February 1992 to July 1994, Mr. Russo served as Chief Financial Officer of MCC. Prior to joining the Company, Mr. Russo served from 1985 to 1991 as Vice President of Finance for Media Duplication Services Ltd., a subsidiary of Polaroid Corporation which provided software manufacturing services. Mr. Russo is a Certified Public Accountant.

CERTAIN RISK FACTORS RELATED TO THE COMPANY'S BUSINESS

         In addition to those risks identified elsewhere in this Annual Report on Form 10-K, the Company's business and results of operations are subject to other risks, including the following risk factors:

  Fluctuations in Quarterly Operating Results. The Company has experienced significant fluctuations in its revenues and operating results from quarter to quarter and anticipates that it will continue to experience such quarterly fluctuations. The Company's revenues and operating results have generally been higher in the fourth quarter than in any preceding quarter of the year. The Company believes that fourth quarter revenues are positively impacted by year-end capital purchases by most customers, as well as by the Company's sales compensation plans. Seasonal factors, which the Company believes are common in the computer software industry, are likely to increase as the Company focuses on larger corporate accounts. As a result of these seasonal factors, first quarter revenues in any year are typically lower than revenues in the immediately preceding fourth quarter. In addition, the Company's revenues occur predominantly in the third month of each quarter and tend to be concentrated in the latter half of that third month. Accordingly, the Company's quarterly results of operations are difficult to predict, and delays in product delivery or in closings of sales near the end of a quarter could cause quarterly revenues and, to a greater degree, net income to fall substantially short of anticipated levels. Factors that may contribute to such fluctuations in addition to seasonal factors include: the number of new orders and product shipments; the size and timing of individual orders; the timing of shipment of hardware or database software by third party vendors necessary in order for the Company to recognize revenues; the timing of introduction of products or product enhancements by the Company, the Company's competitors or other providers of hardware, software and components for the Company's market; competition and pricing in the software industry; market acceptance of new products; reduction in demand for existing products and shortening of product life cycles as a result of new product introductions by competitors; product quality problems; customer order deferrals in anticipation of new products; changes in customer budgets; changes in Company strategy; changes in Company operating expenses; personnel changes; fluctuations in foreign currency exchange rates; changes in the mix of products sold; conditions or events in the manufacturing industry; and general economic conditions.

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

  Competition. The business information systems industry is intensely competitive, rapidly changing and significantly affected by new product offerings and other market activities. A number of companies offer products similar to the Company's products, which are directed at the market for ERP systems. Many of the Company's existing competitors, as well as a number of potential competitors, have more established and larger marketing and sales organizations, significantly greater financial and technical resources and a larger installed base of customers than the Company. In addition, potential customers that have a large installed base of legacy systems may resist committing the time and resources necessary to convert to an open systems-based client/server software product. The Company has no proprietary barriers to entry which would limit competitors from developing similar products or selling competing products in the Company's markets. Accordingly, there can be no assurance that such competitors will not offer or develop products that are superior to the Company's products or that achieve greater market acceptance. In addition, suppliers of RDBMS or companies that develop management information software applications for large multinational manufacturers are beginning to market to the upper tier of the mid-range market targeted by the Company or otherwise develop applications that compete effectively in the Company's markets. Furthermore, the Company intends to focus its marketing and product development efforts increasingly toward the upper end of its target market, which could result in increased competition. As a result, competition (including price competition) is likely to increase substantially, which may result in price reductions and loss of market share. In addition, potential customers may increasingly demand that ERP systems incorporate certain popular RDBMS software not currently integrated into certain of DataWorks' product offerings that are offered by its competitors. As the client/server computing market expands, a large number of companies, some with significantly greater resources than the Company, may enter the market or increase their market share by acquiring or entering into alliances with competitors of the Company. There can be no assurance that the Company will be able to compete successfully against its competitors or that the competitive pressures faced by the Company will not adversely affect its financial performance.

  The Company's principal market is highly fragmented and consists of a few large multinational suppliers and a much larger number of small regional competitors. The Company believes that its industry will experience consolidation as business information systems become more complex and as more manufacturers adopt sophisticated business information systems, forcing smaller companies in the industry to specialize or merge with their competitors. In order to compete effectively in the broad markets which the Company presently targets, the Company will need to continue to grow and attain sufficient size to ensure that it can develop new products on a timely basis in response to evolving technology and new customer demands and can sell such products to a variety of manufacturing industries worldwide. No assurance can be given that the Company will be able to grow sufficiently to enable it to compete effectively. The Company anticipates that a significant source of future competition may be from larger manufacturing software companies that may tailor their products for the mid-range market. Only a few of the larger and better capitalized software systems companies currently compete in the Company's targeted market. There can be no assurance that such companies will not develop products that are superior to the Company's products or that achieve greater market acceptance.

  Ability to Recruit Sales, Service and Implementation Personnel. The ability to achieve anticipated revenues is substantially dependent on the ability of the Company to attract on a timely basis and retain skilled personnel, especially sales, service and implementation personnel. In addition, the Company believes that its future success will depend in large part on its ability to attract and retain highly skilled technical, managerial, marketing and professional services personnel to ensure the quality of products and services provided to its customers. Competition for such personnel, in particular for product development, sales and implementation personnel, is intense, and the Company competes in the market for such personnel against numerous companies, including larger, more established companies with significantly greater financial resources than the Company. There can be no assurance that the Company will be successful in attracting and retaining skilled personnel. The Company's inability to attract and retain qualified employees could have a material adverse effect on the Company's business and operations.

  Introduction of ECS System. The Company currently anticipates commencing customer shipments of its ECS system in late 1997. However, there can be no assurance that the Company will commence such shipments in 1997, or at all. Furthermore, the Company has limited experience in selling products to customers in the upper tier of the mid-range manufacturing market and anticipates that selling products to such customers will result in a longer sales cycle and will require a different strategy than that employed by the Company in selling products to customers in the mid-tier market. For example, as part of its upper tier marketing strategy, the Company is exploring potential relationships with third party integrators to facilitate implementation of the ECS system. There can be no assurance that any such relationships will be formed or, if formed, will prove beneficial to the Company. Accordingly, even if customer shipments of the ECS system are timely commenced, there can be no assurance that the Company will be successful in effectively marketing the ECS system or that the ECS system will achieve market acceptance.

  Integration of DataWorks and DCD Operations. The Company acquired DCD in September 1996. The process of rationalizing management services, administrative organizations, facilities, management information systems and other aspects of operations, while managing a larger and geographically expanded entity, presents a significant challenge to the management of DataWorks. There can be no assurance that the integration process will be successful or that the anticipated benefits of the business combination will be fully realized. The dedication of management resources to such integration may detract attention from the day-to-day business of the Company. The difficulties of integration may be increased by the necessity of coordinating geographically separated organizations, integrating personnel with disparate business backgrounds and combining different corporate cultures. Integrating the two companies has caused the Company to incur certain additional expenses, and there can be no assurance that there will not continue to be substantial costs associated with the integration process, that such activities will not result in a decrease in revenues or that there will not be other material adverse effects of these integration efforts. Such effects could materially reduce the earnings of the Company. The Company incurred acquisition and related costs totaling $3.7 million in the third quarter of 1996. There can be no assurance that DataWorks will not incur additional charges in future quarters to reflect costs associated with the acquisition.

  Management of Growth. The Company's business has grown rapidly, both internally and through acquisitions, with total revenues increasing to $60.7 million for the year ended December 31, 1996 from $43.0 million in the year ended December 31, 1995. There can be no assurance that the Company will be able to manage its recent growth and assimilate its new employees and products successfully. To manage its growth effectively, the Company will be required to expand, train and manage its employee base, enhance its operating and financial systems, and effectively expand its product line. If the Company continues to grow, there can be no assurance that the management skills and systems currently in place will be adequate or that the Company will be able to manage any additional growth effectively.

  Dependence on Key Employees. The Company's continued success depends to a significant extent upon its ability to retain certain key employees, including Stuart W. Clifton, Norman R. Farquhar and

Robert W. Brandel. The loss of certain key employees or the Company's inability to attract and retain other qualified employees could have a material adverse effect on the Company's business and operations.

  Rapid Technological Change and New Products. The market for the Company's software products is characterized by rapid technological advances, evolving industry standards, changes in end-user requirements and frequent new product introductions and enhancements. The introduction of products embodying new technologies, such as the planned introduction of the ECS system, and the emergence of new industry standards, could render the Company's existing products and products currently under development obsolete and unmarketable. Accordingly, the Company's future success will depend upon its ability to enhance its current products and develop and introduce new products that keep pace with technological developments, satisfy varying end-user requirements and achieve market acceptance. Any failure by the Company to anticipate or respond adequately to technological developments or end-user requirements, or any significant delays in product development or introduction, could damage the Company's competitive position and have an adverse effect on revenues. There can be no assurance that the Company will be successful in developing and marketing new products, including the ECS system, or product enhancements on a timely basis or that the Company will not experience significant delays in the future, which could have a material adverse effect on the Company's business and operations. In addition, there can be no assurance that new products or product enhancements developed by the Company will achieve market acceptance. The Company may need to increase the size of its product development staff in the near term to meet these challenges. There can be no assurance that the Company will be successful in hiring and training an adequate number of qualified product development personnel to meet its needs.

  Software programs as complex as those offered by the Company may contain undetected errors or "bugs" when first introduced or as new versions are released that, despite testing by the Company, are discovered only after a product has been installed and used by customers. There can be no assurance that errors will not be found in future releases of the Company's software, or that any such errors will not impair the market acceptance of these products and adversely affect operating results. Problems encountered by customers installing and implementing new releases or with the performance of the Company's products could have a material adverse effect on the Company's business and operations.

  Dependence on Manufacturing Industry. The Company's business depends substantially upon the capital expenditures of mid-range discrete manufacturers, which in part depend upon the demand for such manufacturers' products. A recession or other adverse events affecting the manufacturing industry in the United States or other markets served by the Company could affect such demand, forcing manufacturers in the Company's target markets to curtail or postpone capital expenditures on business information systems. Any such change in the amount or timing of capital expenditures in its target markets could have a material adverse effect on the Company's business and operations.

  Dependence on Third Party Software and Hardware. Most of the Company's products incorporate and use software products and computer hardware and equipment developed by other entities. The relational database management systems currently used in the Company's products are those which the Company believes are best suited for the particular applications required by the mid-range discrete manufacturers. These RDBMS have been developed by UniData, VMark, Progress and Microsoft. The operating systems on which the Company's products can function (UNIX, SCO-UNIX, UnixWare, VMS and Microsoft NT) have been developed or are owned by Novell Corporation ("Novell"), DEC and Microsoft. The computer hardware and related equipment sold as part of the Company's turnkey systems are manufactured by Hewlett-Packard, IBM, DEC and others. There can be no assurance that all of these entities will remain in business, that such entities will continue to support these product lines, that their product lines will remain viable or that these products will otherwise continue to be available to the Company. If any of these entities ceases to do business or abandons or fails to enhance a particular product line, the Company may need to seek other suppliers. This could have a material adverse effect on the Company's business and operations. In addition, there can be no assurance that the Company's current suppliers will not significantly alter their pricing in a manner adverse to the Company.

  Intellectual Property and Proprietary Rights. The Company relies on a combination of copyright, trademark and trade secret laws, employee and third-party nondisclosure agreements and other industry standard methods for protecting ownership of its proprietary software. There can be no assurance, however, that, in spite of these precautions, an unauthorized third party will not copy or reverse-engineer certain portions of the Company's products or obtain and use information that the Company regards as proprietary. The Company provides the source code for its application software under licenses to its customers to enable them to customize the software to meet particular requirements. Although the Company's source code license contains confidentiality and nondisclosure provisions, there can be no assurance that such customers will take adequate precautions to protect the Company's source code or other confidential information. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. There can be no assurance that the mechanisms used by the Company to protect its software will be adequate or that the Company's competitors will not independently develop software products that are substantially equivalent or superior to the Company's software products.

  The Company has and may from time to time receive notices from third parties claiming that the Company's products infringe upon third party proprietary rights. The Company expects that, as the number of software products in the industry increases and the functionality of these products further overlaps, software products will increasingly be subject to such claims. Any such claim, with or without merit, could result in costly litigation and require the Company to enter into royalty or licensing arrangements. Such royalty or license arrangements, if required, may not be available, if at all, on terms acceptable to the Company.

  Product Liability. Because the Company markets and sells its software products on a turnkey basis, which includes rendering professional consulting services, the Company incurs significant risks of professional and other liability. No assurance can be given that the limitations of liability set forth in the Company's license agreements or other contracts would be enforceable or would otherwise protect the Company from liability for damages to a customer resulting from a defect in one of the Company's products or arising as a result of professional services rendered by the Company. Such a claim, if successful and of sufficient magnitude, could have a material adverse effect on the Company's business and operations.

  Influence of Existing Shareholders. As of March 3, 1997, the Company's executive officers, directors and their affiliates beneficially owned approximately 23.6% of the Company's outstanding shares of Common Stock. As a result, these shareholders, if acting together, would be able to influence matters requiring approval by the shareholders of the Company, including the election of a majority of the directors. The voting power of these shareholders under certain circumstances could have the effect of delaying or preventing a change in control of the Company. The Company has entered into agreements with its executive officers and directors indemnifying them against losses they may incur in legal proceedings arising from their service to the Company.

  Possible Volatility of Stock Price. The market price of the Company's Common Stock has fluctuated since its initial public offering in October 1995. The price of the Company's stock may be subject to significant fluctuations in the future in response to variations in quarterly operating results of the Company, announcements of new products by the Company or by its competitors, and general trends in the software industry, as well as fluctuations in the stock market that are unrelated to the operating performance of particular companies. Also, the Company's revenues or operating results in future quarters may be below the expectations of public market securities analysts and investors, which could cause the price of the Company's stock to decline, perhaps substantially. Such stock price and market fluctuations could adversely affect the Company.

  Effect of Certain Charter Provisions. The Company's Board of Directors has the authority to issue up to 5,000,000 shares of Preferred Stock and to determine the price, rights, preferences and privileges of those shares without any further vote or action by the shareholders. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock, while providing flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company. The Company has no present plan to issue any shares of Preferred Stock.

ITEM 2.  PROPERTIES

  DataWorks leases approximately 48,000 square feet of office space for its corporate headquarters in San Diego, California, under a lease expiring in 1999. DataWorks leases approximately 25,000 square feet of office space for its Los Angeles/Orange County division in Irvine, California, under a lease expiring in 2001. The Company also leases approximately 30,000 square feet of office space in Minneapolis, Minnesota for DCD, under a lease expiring in April 2002.

  DataWorks also has approximately 15,000 square feet of office space under lease and rental agreements in various locations across the United States in support of its regional activities, and approximately 1,200 square feet of office space in the United Kingdom for its United Kingdom subsidiary.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                    PART II

ITEM 5.          MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
                 MATTERS

         The Common Stock of DataWorks is traded on the Nasdaq National Market under the symbol "DWRX." Prior to the initial public offering in October 1995, there was no established public trading market for DataWorks' Common Stock.
The following table sets forth the range of high and low sales prices on the National Market for the Common Stock since the initial public offering, as reported by Nasdaq. Such quotations represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

                                                                                  HIGH             LOW
                                                                                  ----             ---
                         1996
                         Fourth Quarter                                      $    34.25      $    20.75
                         Third Quarter                                            28.00           15.75
                         Second Quarter                                           19.50           11.50
                         First Quarter                                            14.50           10.25

                         1995
                         Fourth Quarter (from October 27)                    $    15.00      $    10.75


  The Company has never declared or paid any cash dividends on its Common Stock. DCD, in 1994 and 1995 (prior to its acquisition by DataWorks), paid dividends of approximately $393,000 and $649,000, respectively, to its employee stock ownership plan. The Company's banking facilities contain certain restrictions and limitations, including the prohibition against payment of dividends. The Company currently intends to retain any future earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

  The Company had approximately 67 shareholders of record as of March 3, 1997. The last sales price for the Company's Common Stock, as reported by Nasdaq on March 3, 1997, was $15.00.

  ITEM 6.        SELECTED FINANCIAL DATA
         The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the consolidated financial statements of the Company and related notes thereto included elsewhere in this Annual Report on Form 10-K.

                                                                              YEARS ENDED DECEMBER  31,
                                                        --------------------------------------------------------------------
                                                          1996          1995           1994           1993            1992
                                                        --------      --------       --------       --------        --------
                                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
 CONSOLIDATED STATEMENT OF OPERATIONS DATA(1):
 Revenues:
   Software licenses . . . . . . . . . . . . . . . . .   $35,526       $22,874        $11,627         $6,692          $4,580
   Hardware  . . . . . . . . . . . . . . . . . . . . .     5,429         6,743          3,765          4,089           1,843
   Maintenance and other services  . . . . . . . . . .    19,793        13,394          7,689          4,741           3,525
                                                        --------      --------       --------       --------        --------
    Total revenues . . . . . . . . . . . . . . . . . .    60,748        43,011         23,081         15,522           9,948
 Cost of revenues:
   Software licenses . . . . . . . . . . . . . . . . .     2,701         2,153          1,192            272             190
   Hardware  . . . . . . . . . . . . . . . . . . . . .     4,117         5,288          2,930          2,474           1,381
   Maintenance and other services  . . . . . . . . . .    14,203         8,330          4,717          3,747           3,448
                                                        --------      --------       --------       --------        --------
 Total cost of revenues  . . . . . . . . . . . . . . .    21,021        15,771          8,839          6,493           5,019
                                                        --------      --------       --------       --------        --------
 Gross profit  . . . . . . . . . . . . . . . . . . . .    39,727        27,240         14,242          9,029           4,929
 Operating expenses:
   Sales and marketing . . . . . . . . . . . . . . . .    18,653        12,057          7,404          3,843           2,760
   Research and development  . . . . . . . . . . . . .     4,329         3,214          2,521          1,230           1,065
   General and administrative  . . . . . . . . . . . .     7,203         5,032          3,202          2,350           2,586
   Acquisition and related costs . . . . . . . . . . .     3,656           ---            ---            ---             ---
   ESOP contribution . . . . . . . . . . . . . . . . .       ---           446            429            387             199
                                                        --------      --------       --------       --------        --------
     Total operating expenses  . . . . . . . . . . . .    33,841        20,749         13,556          7,810           6,610
                                                        --------      --------       --------       --------        --------
Income (loss) from operations . . . . . . . . . . . .      5,886         6,491            686          1,219          (1,681)
 Other income (expense), net   . . . . . . . . . . . .       444        (1,337)        (1,141)          (500)           (224)
                                                        --------      --------       --------       --------        --------
 Income (loss) before income taxes and
    extraordinary item . . . . . . . . . . . . . . . .     6,330         5,154           (455)           719          (1,905)
 Credit (provision) for income taxes . . . . . . . . .    (3,094)       (1,780)           264            ---             ---
                                                        --------      --------       --------       --------        --------
 Income (loss) before extraordinary item . . . . . . .     3,236         3,374           (191)           719          (1,905)
 Extraordinary item, net of income taxes . . . . . . .       ---        (1,017)          (157)           ---             ---
                                                        --------      --------       --------       --------        --------
 Net income (loss) . . . . . . . . . . . . . . . . . .  $  3,236      $  2,357       $   (348)      $    719        $ (1,905)
                                                        ========      ========       =========      ========        ========
 Per share information (1):
   Income (loss) before extraordinary item . . . . . .  $    .39      $    .61       $   (.05)      $    .19           $(.71)
   Extraordinary item  . . . . . . . . . . . . . . . .         -          (.18)          (.04)           ---             ---
                                                        --------      --------       ---------      --------        --------
 Net income (loss) . . . . . . . . . . . . . . . . . .      $.39          $.43          $(.09)          $.19           $(.71)
                                                        ========      ========       =========      ========        ========
 Shares used in per share computations (1) . . . . . .     8,255         5,523          4,021          3,844           2,691
                                                        ========      ========       =========      ========        ========

                                                                          DECEMBER  31,
                                             -------------------------------------------------------------
                                                1996         1995        1994         1993          1992
                                             --------     --------     --------     --------     --------
                                                                                   (IN THOUSANDS)
 CONSOLIDATED BALANCE SHEET DATA:
 Cash and cash equivalents . . . . . . . . .  $47,143      $13,005       $1,458         $636         $491
 capital (deficit) . . . . . . . . . . . . .   61,804       15,985       (3,882)      (5,211)      (5,068)
 Total assets  . . . . . . . . . . . . . . .   92,226       38,153       15,139        4,212        2,315
 Long-term debt, less current portion  . . .      ---          ---        7,832        1,501        2,476
 Total shareholders' equity (deficit)(2) . .   71,802       22,892       (5,357)      (5,650)      (6,883)
-----------------------

(1) See Note 1 of Notes to Consolidated Financial Statements describing the determination of the number of shares used in computing per share information.

(2) In October 1995, the Company completed its initial public offering resulting in net proceeds to the Company of $18.0 million. The net proceeds from such offering were used to repay outstanding indebtedness, to increase working capital and for general corporate purposes. In December 1996, the Company completed a follow-on equity offering resulting in net proceeds to the Company of $41.3 million. The net proceeds were for additional working capital, general corporate purposes, including expansion of general sales and marketing and customer support activities, international expansion and possible acquisitions and joint ventures.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  DataWorks was incorporated in 1986 and develops, markets, implements and supports open systems, client/server-based ERP software for mid- range discrete manufacturing companies with annual revenues between $3 million and $1 billion. In May 1994, DataWorks acquired Madic-Compufact Corporation ("MCC") principally for cash in a transaction accounted for as a purchase. DataWorks believes that its acquisition of MCC allowed it to achieve several important strategic objectives, including the addition of a complementary product to better serve the make-to-order market and a significant expansion of DataWorks' customer and revenue base. Because the acquisition of MCC was accounted for as a purchase, the financial results of MCC prior to June 1994 are not included in DataWorks' financial results. The MCC acquisition has had a significant effect on DataWorks' subsequent financial results.

  In September 1996, the Company acquired DCD Corporation ("DCD") in a stock-for-stock transaction that was accounted for as a pooling-of-interests. The financial results of DCD have been included in the financial results of the Company included in this Annual Report. DataWorks believes that its acquisition of DCD allowed it to achieve several important strategic objectives, including the ability to better serve the lower tier of mid-range manufacturers, within and outside the six "highly engineered product" industries on which the Company has focused historically. The acquisition also allowed the Company to expand geographically and to increase its customer and revenue base. The DCD acquisition had a significant effect on DataWorks' financial results.

  Due to intense competition in the computer hardware market and an increasing tendency for customers, particularly new accounts, to elect to purchase hardware directly from third party vendors, the Company has experienced declining hardware revenues as a percentage of each system it sells and declining profit margins with respect to such hardware revenues. Recently, gross profit from hardware sales has not been a significant part of the Company's total gross profit, and the Company believes this trend will continue.

  The Company believes that its success has been due in part to its strategy of focusing marketing and development resources on six "highly engineered product" industries within the mid-range discrete manufacturing market sector. The Company is unaware that any of its competitors is specifically targeting the same group of industries. There can be no assurance that competitors with significantly greater financial, technical and marketing resources than the Company will not target these particular industries.

  To date, substantially all of DataWorks' revenues have been derived from domestic operations. Internationally, DataWorks established a wholly-owned subsidiary in the United Kingdom in 1994 to serve its European operations.

  The following discussion should be read in conjunction with the consolidated financial statements included elsewhere within this Annual Report.
Fluctuations in quarterly and annual results may occur as a result of factors affecting demand for the Company's products such as the timing of the Company's and competitors' new product introductions and product enhancements. Due to such fluctuations, historical results and percentage relationships are not necessarily indicative of the operating results for any future period. The forward-looking comments contained in the following discussion involve risks and uncertainties. The Company's actual results may differ materially from those discussed here. Factors that could cause or contribute to such differences can be found in the following discussion and elsewhere throughout this Annual Report on Form 10-K.

RESULTS OF OPERATIONS
         The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain consolidated statement of operations data:

                                                                 YEARS ENDED DECEMBER 31,
                                                             -----------------------------
                                                              1996       1995         1994
                                                             ------    ------       ------
 CONSOLIDATED STATEMENT OF OPERATIONS DATA
 Revenues:
   Software licenses . . . . . . . . . . . . . . . . . . .       58%       53%          51%
   Hardware  . . . . . . . . . . . . . . . . . . . . . . .        9        16           16
   Maintenance and other services  . . . . . . . . . . . .       33        31           33
                                                             ------    ------       ------
     Total revenues  . . . . . . . . . . . . . . . . . . .      100       100          100
                                                             ------    ------       ------

 Cost of revenues:
   Software licenses . . . . . . . . . . . . . . . . . . .        5         5            5
   Hardware  . . . . . . . . . . . . . . . . . . . . . . .        7        12           13
   Maintenance and other services  . . . . . . . . . . . .       23        20           20
                                                             ------    ------       ------
      Total cost of revenues . . . . . . . . . . . . . . .       35        37           38
                                                             ------    ------       ------
 Gross profit  . . . . . . . . . . . . . . . . . . . . . .       65        63           62
 Operating expenses:
   Sales and marketing . . . . . . . . . . . . . . . . . .       31        28           32
   Research and development  . . . . . . . . . . . . . . .        7         7           11
   General and administrative  . . . . . . . . . . . . . .       12        12           14
   Acquisition and related costs . . . . . . . . . . . . .        6        --           --
   ESOP contribution . . . . . . . . . . . . . . . . . . .       --         1            2
                                                             ------    ------       ------
      Total operating expenses   . . . . . . . . . . . . .       56        48           59
                                                             ------    ------       ------
 Income from operations  . . . . . . . . . . . . . . . . .        9        15            3
 Other income (expense), net   . . . . . . . . . . . . . .        1        (3)          (5)
                                                             ------    ------       ------
 Income (loss) before income taxes and
   extraordinary item  . . . . . . . . . . . . . . . . . .       10        12           (2)
 Credit (provision) for income taxes . . . . . . . . . . .       (5)       (4)           1
 Extraordinary item, net of income taxes   . . . . . . . .       --        (2)          (1)
                                                             ------    ------       ------
 Net income (loss) . . . . . . . . . . . . . . . . . . . .        5%        6%          (2)%
                                                             ======    ======       ======


COMPARISON OF YEARS ENDED DECEMBER 31, 1996 AND 1995

         Total Revenues. DataWorks' principal sources of revenues consist of software license fees and related services, including software maintenance, consulting and custom programming. In addition, DataWorks resells third party hardware and operating systems software to provide turnkey systems solutions.

         Total revenues increased 41% to $60.7 million in 1996 from $43.0 million in 1995. This increase was primarily due to an increase in sales of software licenses to new accounts and an overall increase in maintenance and other service revenues.

         Software License Revenues. Revenues from DataWorks' non-cancellable software licenses are recognized upon delivery of the products, provided that no significant Company obligations remain and collection of the related receivable is deemed probable. DataWorks' Vista product line, which represented approximately 14% and 15% of software license revenues for 1996 and 1995, respectively, carries a 30-day money back guarantee. DataWorks books this revenue upon shipment and believes that it maintains adequate reserves.

         Software license revenues increased 55% to $35.5 million in 1996 from $22.9 million in 1995. This growth was attributable to increased marketing efforts, expansion of the sales force and increased functionality in both the Vista and Vantage products.

         Cost of Software License Revenues. The cost of software license revenues consists primarily of the cost of software products and firmware security devices provided by third party suppliers and sold with DataWorks' systems. The cost of software license revenues increased 25% to $2.7 million in 1996 from $2.2 million in 1995. This increase was directly related to the increase in software license revenues. The cost of software license revenues represented approximately 8% and 9% of software license revenues for 1996 and 1995, respectively. This decrease in software license cost, as a percentage of software license revenues, was due primarily to reductions in database costs on a per user basis.

         Hardware Revenues. Hardware revenues include computers (primarily servers), data collection equipment, peripherals and related network and communications products purchased from third party vendors and sold through DataWorks to its customers.

         Hardware revenues decreased 20% to $5.4 million in 1996 from $6.7 million in 1995. This represented approximately 9% of total revenues in 1996 as compared to approximately 16% of total revenues in 1995, reflecting an increasing tendency for new customers, who purchase smaller systems, to purchase hardware directly from third party vendors. This tendency and the intense competition in the computer hardware market has caused DataWorks to experience declining hardware revenues as a percentage of new account systems.

         Cost of Hardware Revenues. The cost of hardware revenues consists primarily of the cost of the computers (primarily servers), data collection equipment, peripherals and related network and communications products purchased from third party vendors.

         The cost of hardware revenues decreased 22% to $4.1 million in 1996 from $5.3 million in 1995. The decrease is directly related to the decrease in hardware revenues. The Company attempts to maintain a 20% gross profit on hardware sales. Recently, gross profit from hardware sales has not been a significant part of DataWorks' total gross profit, and DataWorks believes this trend will continue.

         Maintenance and Other Service Revenues. Maintenance and other service revenues include fees primarily from software maintenance, consulting, education and custom programming services. Software maintenance revenues are generally prepaid and recognized ratably over the period of the maintenance agreement. Consulting, education and custom programming revenues are generally paid and recognized as the services are performed.

         Maintenance and other service revenues increased 48% to $19.8 million in 1996 from $13.4 million in 1995. This growth was due primarily to the increase in new customers, and increased capacity created by the growth in DataWorks' service organization.

         Cost of Maintenance and Other Service Revenues. DataWorks provides its software maintenance, consulting and custom programming services through a professional in-house staff. The cost of these services is primarily based on salaries and a portion of DataWorks' overhead cost. Cost of maintenance and other service revenues increased 71% to $14.2 million in 1996 from $8.3 million in 1995. This increase was primarily due to the continued expansion of the DataWorks' professional service organization required to support growth in new customer accounts. Gross profit, as a percentage of maintenance and other service revenues, decreased to 28% in 1996 from 38% in 1995 due primarily to the delay between the time of incurring the cost associated with hiring a significant number of new service personnel and the generation of revenue from services provided by such personnel.

         Gross Profit. Gross profit increased 46% to $39.7 million from $27.2 million and increased as a percentage of total revenues to 65.4% from 63.3% in 1996 as compared to 1995. These increases were due primarily to the increase in software license revenues, which carry a higher gross profit percentage, and to the decrease in hardware revenues, which carry a lower gross profit percentage.

         Sales and Marketing Expenses. Sales and marketing expenses increased 55% to $18.7 million in 1996 from $12.1 million in 1995 and increased as a percentage of revenues to 31% from 28% for the same period. These increases were attributable to DataWorks' expansion of its direct sales force, increased marketing efforts, travel, commissions and other expenses related directly to the increased sales activity. DataWorks expects sales and marketing expenses will continue to increase in absolute dollars as the Company continues to expand its sales and marketing programs.

         Research and Development Expenses. Research and development expenses are comprised primarily of salaries and a portion of DataWorks' overhead for its in-house staff and amounts paid to outside consultants, as appropriate, to supplement the product development efforts of its in-house staff. Research and development expenses are charged to operations as incurred. Certain software production costs related to DataWorks' ECS product, however, are capitalized as required by Statement of Financial Accounting Standards No. 86, "Accounting for Software Cost." Amortization of these costs will begin when the product is initially released, which is expected in late 1997. DataWorks does not capitalize internally developed software costs for any product other than ECS. As of December 31, 1996, the amount capitalized for ECS was approximately $4.4 million.

         Gross research and development expenditures increased 51% to $6.9 million in 1996 from $4.5 million in 1995, representing approximately 11% of total revenues for each year. Gross research and development expenditures in such periods included amounts for capitalized software totaling $2.5 million and $1.3 million, respectively. The increase in gross expenditures was due primarily to the employment of additional development personnel and reflects DataWorks' belief that investments in research and development are necessary to maintain a competitive position in its targeted market. DataWorks anticipates continued increased expenditures on research and development for both the enhancement of current products and the addition of new products.

         General and Administrative Expenses. General and administrative expenses increased 43% to $7.2 million in 1996 from $5.0 million in 1995. This increase was due primarily to the increase in administrative staff and the related facility costs necessary to support the growth of DataWorks.

         Acquisition and Related Costs. Acquisition and related costs of $3.7 million represent the transaction costs incurred in connection with the acquisition of DCD. These costs included investment banking fees, legal and accounting fees and expenses necessary to integrate and combine the operations of the two companies. There can be no assurance that the Company will not incur additional charges in future periods to reflect costs associated with the integration of the two companies.

         ESOP Contributions and Dividends. DCD established the ESOP in 1992 for the benefit of all of its employees meeting certain eligibility requirements. The ESOP was assumed by DataWorks in connection with its acquisition of DCD. In 1992, DCD obtained financing from a commercial bank and advanced proceeds to the ESOP in order to purchase certain shares from a selling shareholder. See Note 4 of Notes to Consolidated Financial Statements.

         Other Income and Expense. Interest expense relates primarily to long-term debt, the amortization of debt discount and issue costs with respect to prior financings and debt associated with the ESOP. DataWorks reported net interest income of approximately $444,000 in 1996 as compared to net interest expense of approximately $1.3 million in 1995. The net interest income for 1996 relates primarily to the income from the investment of a portion of the net proceeds from DataWorks' initial public offering in October 1995 and from the investment of the net proceeds from DataWorks' follow-on equity offering in December 1996. The interest expense recorded for the same period in 1995 relates primarily to long-term debt, the amortization of debt discount and issue costs with respect to prior financings, and the ESOP obligation. With the exception of the ESOP obligation, all long-term debt was retired with a portion of the proceeds from the initial public offering. In 1995, DataWorks repaid in full all outstanding debt incurred in connection with prior financings from the proceeds of DataWorks' Series A Preferred Stock financing and initial public offering. With the prepayment of such indebtedness, DataWorks recognized an extraordinary expense of approximately $1.0 million, net of income tax benefit, arising from the write-off of the unamortized debt issue cost, debt discount and the other related fees. See Note 5 of Notes to Consolidated Financial Statements. In 1995, the ESOP obligation was repaid in full with cash flows from operations.

         Income Taxes. DataWorks' effective tax rate for 1996 was 48.9%, due primarily to the non-deductibility of certain of the DCD acquisition and related costs. The effective tax rate for such period without the acquisition and related costs would have been approximately 40%. DataWorks' effective tax rate for 1995 was 35%. DataWorks realized tax benefits in 1995 from the deduction of certain tax credits and from contributions and dividends paid on Common Stock held by the ESOP used to make ESOP debt service payments, which reduced DataWorks' effective tax rate in such period. See Note 6 of Notes to Consolidated Financial Statements.

COMPARISON OF YEARS ENDED DECEMBER 31, 1995 AND 1994

         Total Revenues. Total revenues increased 86% to $43.0 million in 1995 from $23.1 million in 1994. This increase was due primarily to significant growth in software license fees and related service fees resulting from the expansion of DataWorks' customer base and the availability of the Vista and Vantage products, which were released in mid-1994.

         Software License Revenues. Software license revenues increased 97% to $22.9 million in 1995 from $11.6 million in 1994. This increase resulted from a combination of factors, including, (i) the continued effects of regionalization and expansion of the sales force and the increase in marketing activities, (ii) the expansion of DataWorks' product offerings, including the addition of new software application modules, (iii) the added product functionality of existing software application modules and (iv) the increased customer base from the acquisition of MCC in May 1994.

         Cost of Software License Revenues. The cost of software license revenues increased 81% to $2.2 million in 1995 from $1.2 million in 1994. This increase was directly related to the increase in software license revenues.
The cost of software license revenues represented approximately 9% and 10% of software license revenues for 1995 and 1994, respectively. This decrease in software license cost, as a percentage of software license revenues, was due primarily to reductions in database costs on a per user basis.

         Hardware Revenues. Hardware revenues increased 79% to $6.7 million in 1995 from $3.8 million in 1994. This increase in hardware revenues was due, in part, to the acquisition of MCC and its existing customer base as well as the overall increase in sales transactions.

         Cost of Hardware Revenues. The cost of hardware revenues increased 81% to $5.3 million in 1995 from $2.9 million in 1994. This increase was directly related to the increase in hardware revenues.

         Maintenance and Other Service Revenues. Maintenance and other service revenues increased 74% to $13.4 million in 1995 from $7.7 million in 1994.
This increase was the result of the increased number of new accounts recorded during this period and increased activity within DataWorks' existing account base, including the addition of MCC customers.

         Cost of Maintenance and Other Service Revenues. The cost of maintenance and other service revenues increased 77% to $8.3 million in 1995 from $4.7 million in 1994. This increase primarily reflected the increased costs associated with the acquisition of the MCC service staff in June 1994, the initial staffing increases to support the establishment of regional training centers in Chicago and Boston and a general increase in salaries to remain competitive within the industry.

         Gross Profit. Gross profit increased 91% to $27.2 million from $14.2 million and increased to 63.3% from 61.7% as a percentage of total revenues in 1995 as compared to 1994. These increases were due primarily to the increase in software license revenues as a percentage of total revenues.

         Sales and Marketing Expenses. Sales and marketing expenses increased 63% to $12.1 million in 1995 from $7.4 million in 1994. This increase reflected the expansion of DataWorks' sales and marketing staff, additional marketing required for the introduction of Vista and Vantage and increased sales activity in this period. As a percentage of total revenues, sales and marketing expenses decreased to 28% in 1995 from 32% in 1994, due primarily to the increase in total revenues during 1995.

         Research and Development. Gross research and development expenditures, including capitalized amounts, increased 52% to $4.5 million in 1995 from $3.0 million in 1994, representing approximately 11% and 13%, respectively, of total revenues. This increase in gross expenditures was due primarily to the inclusion of MCC expenditures in 1995 that were not included in the first five months of 1994.

         General and Administrative. General and administrative expenses increased 57% to $5.0 million in 1995 from $3.2 million in 1994. This increase was due primarily to the expansion of DataWorks' administrative staff arising, in part, from the increase in business activity following the MCC acquisition, and the amortization of certain intangibles in connection with that acquisition.

         ESOP Contributions and Dividends. DCD established the ESOP in 1992 for the benefit of all of its employees meeting certain eligibility requirements. The ESOP was assumed by DataWorks in connection with its acquisition of DCD. In 1992, DCD obtained financing from a commercial bank and advanced proceeds to the ESOP in order to purchase certain shares from a selling shareholder. See Note 4 of Notes to Consolidated Financial Statements.

         Other Income and Expense. Net interest expense increased 17% to $1.3 million in 1995 from $1.1 million in 1994. This increase was due primarily to debt financing obtained in connection with the MCC acquisition. In 1995, DataWorks repaid in full all outstanding debt incurred in connection with prior financings from the proceeds of DataWorks' Series A Preferred Stock financing and initial public offering. With the prepayment of such indebtedness, DataWorks recognized and extraordinary expense of approximately $1.0 million, net of income tax benefit, arising from the write- off of the unamortized debt issue cost, debt discount and the other related fees. See
Note 5 of Notes to Consolidated Financial Statements. In 1995, the ESOP obligation was repaid in full with cash flows from operations.

         Income Taxes. DataWorks' effective tax rate for 1995 was 35%. DataWorks realized tax benefits in 1994 and 1995 from the deduction of certain tax credits and from contributions and dividends paid on Common Stock held by the ESOP used to make ESOP debt service payments, which reduced DataWorks' effective tax rate in such periods. See Note 6 of Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

         Prior to its initial public offering in October 1995, DataWorks had funded its operations primarily through long-term debt, term loans, bank lines of credit directly tied to DataWorks' available accounts receivable and the sale of Series A Preferred Stock. In October 1995, DataWorks completed an initial public offering of 2,500,000 shares of Common Stock at $13.00 per share, of which 1,600,000 shares were sold by DataWorks for net proceeds of approximately $18.0 million. The net proceeds received by DataWorks were used to repay outstanding indebtedness in the aggregate amount of $9.2 million. The remaining proceeds were used for general corporate purposes and to increase working capital. In December 1996, DataWorks completed a follow-on equity offering of 2,300,00 shares of Common Stock at $21.00 per share, of which 2,112,735 shares were sold by DataWorks for net proceeds of approximately $41.3 million. The net proceeds received by DataWorks were for additional working capital, general corporate purposes, including expansion of general sales and marketing and customer support activities, international expansion and possible acquisitions and joint ventures. Substantially all of the net proceeds received by DataWorks were invested in short- term marketable securities.

         Effective January 1996, DataWorks purchased certain assets of Arrowkey Systems ("Arrowkey") for $450,000. In addition, DataWorks paid Arrowhead $75,000 in 1997 and may be required to pay Arrowkey up to $75,000 annually through 1998 if certain sales levels of Arrowkey software products are achieved. Arrowkey software products provide shop floor data collection systems, which are integrated into the Company's DataFlo product.

         DataWorks has established an unsecured banking facility up to a maximum of $6.0 million, at the bank's prime rate, expiring in June 1997. As of December 31, 1996, there were no borrowings outstanding under this facility. DCD also has a $1 million line of credit secured by substantially all of the assets of DCD, expiring in July 1997.

         In 1996, DataWorks' operating activities, excluding one-time acquisition costs of approximately $3.7 million, provided cash of approximately $1.3 million. Operating activities including one-time acquisition costs required cash of approximately $2.4 million, primarily to support increases in accounts receivable resulting from the growth in software licensing activity. DataWorks' principal uses of cash for investing activities were for capital equipment of approximately $3.0 million, the funding of DataWorks' ECS product of approximately $2.5 million and the purchase of certain software products from Arrowkey of $450,000. The increase in capital equipment was due, in part, to increases in personnel and the relocation of the Company's Orange County, California facility. In addition to the follow-on equity offering, financing activities from the exercise of stock options, warrants and from stock purchases by employees through DataWorks' Employee Stock Purchase Plan provided cash of approximately $1.2 million during 1996.

         As of December 31, 1996, DataWorks had cash and cash equivalents totaling approximately $47.1 million. DataWorks' principal commitments as of December 31, 1996 consisted primarily of leases on facilities and equipment. There were no material commitments for capital expenditures.

         DataWorks' capital resources may be used to support working capital requirements, product development, capital equipment requirements and possible acquisitions of businesses, products or technologies complementary to DataWorks' current business. DataWorks believes that its current cash balances, available lines of credit and cash flow from operations are sufficient to fund its operations for at least the next 12 months. However, during this period or thereafter the Company may require additional financing. There can be no assurance that such additional financing will be available on terms favorable to the Company, or at all.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and supplementary data of the Company required by this item are listed under item 14(a)(1) and (2).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III



ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         See the section entitled "Executive Officers" in Part I, Item 1 hereof for information regarding executive officers.

         The information required by this item with respect to directors is incorporated by reference from the information under the caption of "Election of Directors," contained in the Company's Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the 1997 Annual Meeting (the "Proxy Statement").

ITEM 11.         EXECUTIVE COMPENSATION

         The information required by this item is incorporated by reference to the information under the caption "Executive Compensation" contained in the Proxy Statement.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is incorporated by reference to the information under the caption "Security Ownership of Certain Beneficial Owners and Management" contained in the Proxy Statement.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is incorporated by reference to the information under the caption contained in "Certain Transactions" contained in the Proxy Statement.

                                    PART IV



ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
8-K

(a)(1)   Index to Consolidated Financial Statements



         The consolidated financial statements required by this item are submitted in a separate section beginning on page F-1 of this Annual Report on Form 10-K.



                                                                                                           PAGE
                                                                                                          NUMBER
                 Report of Ernst & Young LLP, Independent Auditors . . . . . . . . . . . . . . . .         F-2
                 Report of Price Waterhouse LLP, Independent Accountants . . . . . . . . . . . . .         F-3
                 Consolidated Balance Sheets at December 31, 1996 and 1995 . . . . . . . . . . . .         F-4
                 Consolidated Statements of Operations for Each of the Three Years
                   in the Period Ended December 31, 1996 . . . . . . . . . . . . . . . . . . . . .         F-5
                 Consolidated Statement of Shareholders' Equity (Deficit)
                   for Each of the Three Years in the Period Ended December 31, 1996 . . . . . . .         F-6
                 Consolidated Statements of Cash Flows for Each of the Three Years
                   in the Period Ended December 31, 1996 . . . . . . . . . . . . . . . . . . . . .         F-7
                 Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . .         F-8


(a)(2)   Index to Financial Statement Schedules



         All schedules have been omitted because they are not required, are not applicable, or the information is included in the consolidated financial statements or notes thereto.

(a)(3)   Index to Exhibits

                 EXHIBIT          EXHIBIT
                FOOTNOTE          NUMBER                                  DESCRIPTION OF DOCUMENT
                   (1)        3.1              Registrant's Amended and Restated Articles of Incorporation.

                   (1)        3.2              Registrant's Amended and Restated Bylaws.

                   (1)        3.3              Amendment to Bylaws.

                   (1)        4.1              Amended and Restated Registration Rights Agreement dated August 24, 1995.

                   (1)        4.2              Specimen stock certificate.

                   (5)        4.3              Agreement and Plan of Merger and Reorganization by and among the
                                               Registrant, DataWorks Acquisition Sub., Inc., DCD Corporation and certain shareholders of DCD Corporation, dated as of August 16, 1996.

                   (1)        10.1             Form of Indemnity Agreement entered into between the Registrant and its directors and officers, with related schedule.

                   (3)        10.2             Registrant's 1995 Equity Incentive Plan (the "Equity Plan"), as amended.

                 (1)(3)       10.3             Forms of Incentive Stock Option and Nonstatutory Stock Option under the
                                               Equity Plan.

                 (1)(3)       10.4             Form of Stock Option outside the Equity Plan.

                   (3)        10.5             Registrant's 1995 Non-Employee Directors' Stock Option Plan, as amended.

                   (3)        10.6             Registrant's 1995 Employee Stock Purchase Plan and form of Employee Stock
                                               Purchase Plan Offering, as amended.

                 (1)(3)       10.7             Executive Employment Agreement entered into between the Registrant and
                                               Stuart W.  Clifton.

                 (1)(3)       10.8             Executive Employment Agreement entered into between the Registrant and Mark
                                               S.  Howlett.

                 (1)(3)       10.9             Agreement entered into between the Registrant and Rick E.  Russo.

                 (3)(6)       10.10            Offer Letter, dated as of January 17, 1996, entered into between the
                                               Registrant and Norman R.  Farquhar.

                   (1)        10.11            Loan Agreement dated September 6, 1995 between the Registrant and First
                                               Interstate Bank of California.

                   (1)        10.12            Sublease Agreement dated November 22, 1991 between the Registrant and the
                                               Titan Corporation (the "Sublease").

                   (1)        10.13            First Amendment to Sublease dated December 1, 1994.

                   (1)        10.14            Lease Agreement dated September 1, 1991 between MCC and Pactel Properties.

                 (4)(6)       10.15            Value Added Reseller Agreement dated December 27, 1995 between the
                                               Registrant and VMARK Software, Inc.

                 (1)(2)       10.16            Value Added Remarketer Agreement dated December 16, 1993 between the
                                               Registrant and Sybase, Inc.

                 (1)(2)       10.17            Value Added Reseller Agreement dated March 1, 1994 between the Registrant and UniData, Inc.

                   (5)        10.18            Reference is made to Exhibit 4.3.

                              10.19            Lease Agreement dated January 16, 1997 between Registrant and Whiop Real
                                               Estate Limited Partnership.

                              10.20            First Amendment to Credit Agreement dated December 20, 1996 between the
                                               Registrant and Wells Fargo Bank, National Association as successors by merger to First Interstate Bank of California.

                   (3)        10.21            Registrant's 1996 Executive Compensation Plan, dated February 2, 1996.

                   (3)        10.22            Executive Employment Agreement dated September 27, 1996 entered into between the Registrant and Robert W.  Brandel.

                   (3)        10.23            Form of Split Dollar Insurance Agreement (Endorsement) and underlying agreements, entered into between Registrant and certain of its executive officers.

                   (3)        10.24            Form of Split Dollar Insurance Agreement (Collateral Assignment) and
                                               underlying agreements, entered into between Registrant and certain of its executive officers.

                              21.1             Subsidiaries of Registrant.

                              23.1             Consent of Ernst & Young LLP, Independent Auditors.

                              23.2             Consent of Price Waterhouse LLP, Independent Accountants.

                              24.1             Power of Attorney.  Reference is made to page 41.

                              27               Financial Data Schedule
--------------------

         (1) Filed as an exhibit to the Registrant's Registration Statement on Form SB-2 (No. 33-97022 LA) or amendments thereto and incorporated herein by reference.

         (2) Certain confidential portions deleted pursuant to Order Granting Application Under the Securities Act of 1933, as amended, and Rule 406 thereunder respecting Confidential Treatment dated October 26, 1995.

         (3) Indicates management or compensatory plan or arrangement required to be identified pursuant to Item 14(c)

         (4) Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

         (5) Filed as an exhibit to the Registrant's Registration Statement on Form S-4 (No. 333-11741) and incorporated herein by reference.

         (6) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.




(b)      Reports on Form 8-K

         Not applicable.

(c)      Exhibits

         The exhibits required by this item are listed under Item 14(a)(3).

(d)      Financial Statement Schedules

         The financial statement schedules required by this item are listed under Item 14(a)(2).

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   DATAWORKS CORPORATION

                                   By:   /s/ Stuart W.  Clifton
                                      ---------------------------------------
                                             Stuart W.  Clifton
                                             Chairman of the Board, President
                                             and Chief Executive Officer

                                   Date:    March 28, 1997



                               POWER OF ATTORNEY

         KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Stuart W. Clifton and Norman R. Farquhar, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys- in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitute or substituted, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

 Signatures                                      Title                                Date
 ----------                                      -----                                ----
 /s/ Stuart W.  Clifton                          Chairman of the Board, President     March 28, 1997
 -------------------------------------------     and Chief Executive Officer
 (Stuart W.  Clifton)                            (Principal Executive Officer)


 /s/ Norman R.  Farquhar                         Executive Vice President,            March 28, 1997
 -------------------------------------------     Chief Financial Officer
 (Norman R.  Farquhar)                           and Director  (Principal
                                                 Financial Officer)



 /s/ Robert W.  Brandel                          Executive Vice President,            March 28, 1997
 -------------------------------------------     Chief Operating Officer
 (Robert W.  Brandel)


 /s/ Rick E.  Russo                              Vice President, Finance              March 28, 1997
 -------------------------------------------     and Secretary  (Principal
 (Rick E.  Russo)                                Accounting Officer)


                                                 Director                             March 28, 1997
 /s/ Ronald S.  Parker
 -------------------------------------------
 (Ronald S.  Parker)

                                                 Director                             March 28, 1997
 /s/ Finis F.  Conner
 -------------------------------------------
 (Finis F.  Conner)

                                                 Director                             March 28, 1997
 /s/ Roy  Thiele-Sardina
 -------------------------------------
 (Roy  Thiele-Sardina)

                                                 Director                             March 28, 1997
 /s/ Tony N.  Domit
 -------------------------------------
 (Tony N.  Domit)
                                                 Director                             March 28, 1997
 /s/ Nathan W.  Bell
 -------------------------------------------
 (Nathan W.  Bell)

                          INDEX TO FINANCIAL STATEMENTS


                                                                                                                  PAGE
                                                                                                                  ----
DATAWORKS CORPORATION
    AUDITED FINANCIAL STATEMENTS
      Report of Ernst & Young LLP, Independent Auditors.....................................................       F-2
      Report of Price Waterhouse LLP, Independent Accountants...............................................       F-3
      Consolidated Balance Sheets as of December 31, 1996 and 1995..........................................       F-4
      Consolidated Statements of Operations for the Years Ended December 31, 1996, 1995 and 1994............       F-5
      Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 1996, 1995 and 1994..       F-6
      Consolidated Statements of Cash Flows for the Years Ended December 31, 1996, 1995 and 1994............       F-7
      Notes to Consolidated Financial Statements............................................................       F-8

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Board of Directors and Shareholders
DataWorks Corporation

    We have audited the accompanying consolidated balance sheets of DataWorks Corporation as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of DataWorks' management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of DCD Corporation, a company acquired during 1996 in a transaction accounted for as a pooling-of-interests, which statements reflect total assets of $6,628,433 as of December 31, 1995, and total revenues of $11,482,867 and $6,322,925 for the years ended December 31, 1995 and 1994, respectively. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for DCD Corporation, is based solely on the report of the other auditors.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of DataWorks Corporation at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.



                                             ERNST & YOUNG LLP



San Diego, California
January 31, 1997

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
   and Stockholders of
   DCD Corporation

         In our opinion, the balance sheet and the related statements of operations, of stockholders' equity (deficit) and of cash flows (not presented separately herein) present fairly, in all material respects, the financial position of DCD Corporation at December 31, 1995, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above. We have not audited the financial statements of DCD Corporation for any period subsequent to December 31, 1995.




PRICE WATERHOUSE LLP
Minneapolis, Minnesota
April 5, 1996

                              DATAWORKS CORPORATION

                           CONSOLIDATED BALANCE SHEETS


                                                                                         DECEMBER 31,
                                                                                -----------------------------
                                                                                    1996             1995
                                                                                -----------------------------
ASSETS
Current assets:
  Cash and cash equivalents .............................................       $47,142,555       $13,004,609
  Accounts receivable, net of allowance for doubtful accounts of $980,000
    and $713,000 in 1996 and 1995, respectively .........................        24,362,787        12,759,059
  Refundable income taxes ...............................................           845,703                --
  Deferred income taxes .................................................         2,558,246         2,011,072
  Other current assets ..................................................         4,391,234         1,381,229
                                                                                -----------------------------
Total current assets ....................................................        79,300,525        29,155,969
Receivable from officer .................................................           155,300           206,000
Equipment, furniture and fixtures, net ..................................         4,006,658         2,196,790
Capitalized software costs, net .........................................         4,748,676         1,852,115
Intangible assets, net ..................................................         3,847,840         4,617,417
Other assets ............................................................           167,475           125,045
                                                                                -----------------------------
                                                                                $92,226,474       $38,153,336
                                                                                =============================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable ......................................................       $ 3,407,548       $ 3,072,961
  Accrued compensation ..................................................         2,983,347         1,891,946
  Income taxes payable ..................................................           705,436         1,010,722
  Deferred revenue ......................................................         8,050,688         5,853,941
  Other accrued liabilities .............................................         2,349,732         1,341,524
                                                                                -----------------------------
Total current liabilities ...............................................        17,496,751        13,171,094
Deferred income taxes ...................................................         2,801,289         1,929,189
Deferred rent ...........................................................           126,286           160,822
Commitments and contingencies
Shareholders' equity:
  Common shares, no stated par value:
     Authorized shares -- 25,000,000
     Issued and outstanding shares - 9,956,841 and 7,425,128 in 1996 and
          1995, respectively ............................................        71,680,394        26,006,540
  Retained earnings (deficit) ...........................................           121,754        (3,114,309)
                                                                                -----------------------------
Total shareholders' equity ..............................................        71,802,148        22,892,231
                                                                                -----------------------------
                                                                                $92,226,474       $38,153,336
                                                                                =============================




                             See accompanying notes

                              DATAWORKS CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                               YEARS ENDED DECEMBER 31,
                                                                 -------------------------------------------------
                                                                        1996               1995               1994
                                                                 -------------------------------------------------
Revenues:
  Software licenses ......................................       $35,526,412        $22,873,643        $11,627,367
  Hardware ...............................................         5,428,562          6,742,935          3,765,089
  Maintenance and other services .........................        19,792,539         13,394,128          7,688,992
                                                                 -------------------------------------------------
Total revenues ...........................................        60,747,513         43,010,706         23,081,448
Cost of revenues:
  Software licenses ......................................         2,700,694          2,153,428          1,191,573
  Hardware ...............................................         4,116,440          5,288,369          2,930,223
  Maintenance and other services .........................        14,202,931          8,329,510          4,716,972
                                                                 -------------------------------------------------
Total cost of revenues ...................................        21,020,065         15,771,307          8,838,768
                                                                 -------------------------------------------------
Gross profit .............................................        39,727,448         27,239,399         14,242,680
Operating expenses:
  Sales and marketing ....................................        18,652,484         12,056,969          7,404,052
  Research and development ...............................         4,329,124          3,214,040          2,520,802
  General and administrative .............................         7,203,188          5,031,440          3,201,965
  Acquisition and related costs ..........................         3,656,112                 --                 --
  ESOP contribution ......................................                --            445,550            429,397
                                                                 -------------------------------------------------
Total operating expenses .................................        33,840,908         20,747,999         13,556,216
                                                                 -------------------------------------------------
Income from operations ...................................         5,886,540          6,491,400            686,464
Interest income (expense), net ...........................           444,006         (1,337,287)        (1,141,054)
                                                                 -------------------------------------------------
Income (loss) before income taxes and extraordinary item .         6,330,546          5,154,113           (454,590)
(Provision) credit for income taxes ......................        (3,094,483)        (1,780,433)           263,874
                                                                 -------------------------------------------------
Income (loss) before extraordinary
     item ................................................         3,236,063          3,373,680           (190,716)
Extraordinary item, net of income
     taxes ...............................................                --         (1,017,154)          (157,229)
                                                                 -------------------------------------------------
Net income (loss) ........................................       $ 3,236,063        $ 2,356,526        $  (347,945)
                                                                 =================================================
Per share information:
  Income (loss) before extraordinary item ................       $       .39        $       .61        $      (.05)
  Extraordinary item .....................................                --               (.18)              (.04)
                                                                 -------------------------------------------------
  Net income (loss) ......................................       $       .39        $       .43        $      (.09)
                                                                 =================================================
Shares used in per share computations ....................         8,255,000          5,523,000          4,021,000
                                                                 =================================================



                             See accompanying notes

                              DATAWORKS CORPORATION


                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                              PREFERRED SHARES                     COMMON SHARES
                                                        -----------------------------       ----------------------------
                                                         SHARES              AMOUNT          SHARES           AMOUNT
                                                        -----------------------------       ----------------------------
Balance at January 1, 1994 .......................             --         $        --       3,725,996       $   372,835
  Issuance of common stock upon exercise of
    warrants .....................................             --                  --          11,537               300
  Issuance of common stock in connection with the
    acquisition of Madic-Compufact ...............             --                  --         146,038             3,797
  Issuance of warrants to purchase shares of
    common stock .................................             --                  --              --           175,000
  Dividends declared on common stock .............             --                  --              --                --
  Repayments of ESOP receivable ..................             --                  --              --                --
  Net loss .......................................             --                  --              --                --
                                                        -----------------------------       ----------------------------
Balance at December 31, 1994 .....................             --                  --       3,883,571           551,932
  Issuance of common stock to comply with certain
    antidilution provisions ......................             --                  --           2,246                --
  Issuance of warrants to purchase shares of
    common stock .................................             --                  --              --            29,000
  Issuance of Series A preferred stock, net ......        864,696           5,937,563              --                --
  Issuance of common stock upon exercise of
    warrants .....................................             --                  --       1,050,843         1,475,436
  Issuance of common stock upon exercise of stock
    options ......................................             --                  --          23,772             9,144
  Conversion of Series A preferred stock upon
    initial public offering ......................       (864,696)         (5,937,563)        864,696         5,937,563
  Issuance of common stock upon initial public
    offering, net ................................             --                  --       1,600,000        18,003,465
  Dividends declared on common stock .............             --                  --              --                --
  Repayments of ESOP receivable ..................             --                  --              --                --
  Net income .....................................             --                  --              --                --
                                                        -----------------------------       ----------------------------
Balance at December 31, 1995 .....................             --                  --       7,425,128        26,006,540
  Issuance of common stock  upon exercise of stock
    options ......................................             --                  --         325,494           219,763
  Issuance of common stock upon exercise of
    warrants .....................................             --                  --          14,092           122,319
  Issuance of common stock in follow-on public
    offering, net ................................                                          2,112,735        41,330,299
  Issuance of common stock under Employee Stock
    Purchase Plan ................................             --                  --          79,392           821,270
  Tax benefit related to exercise of stock options             --                  --              --         3,180,203
  Net income .....................................             --                  --              --                --
                                                        -----------------------------       ----------------------------
Balance at December 31, 1996 .....................             --         $        --       9,956,841       $71,680,394
                                                        =============================       ============================

                                                           RETAINED                           SHAREHOLDERS'
                                                           EARNINGS         RECEIVABLE           EQUITY
                                                          (DEFICIT)         FROM ESOP           (DEFICIT)
                                                        --------------------------------------------------
Balance at January 1, 1994 .......................      $(4,080,731)       $(1,942,858)       $ (5,650,754)
  Issuance of common stock upon exercise of
    warrants .....................................               --                 --                 300
  Issuance of common stock in connection with the
    acquisition of Madic-Compufact ...............               --                 --               3,797
  Issuance of warrants to purchase shares of
    common stock .................................               --                 --             175,000
  Dividends declared on common stock .............         (393,133)                --            (393,133)
  Repayments of ESOP receivable ..................               --            855,355             855,355
  Net loss .......................................         (347,945)                --            (347,945)
                                                        --------------------------------------------------
Balance at December 31, 1994 .....................       (4,821,809)        (1,087,503)         (5,357,380)
  Issuance of common stock to comply with certain
    antidilution provisions ......................               --                 --                  --
  Issuance of warrants to purchase shares of
    common stock .................................               --                 --              29,000
  Issuance of Series A preferred stock, net ......               --                 --           5,937,563
  Issuance of common stock upon exercise of
    warrants .....................................               --                 --           1,475,436
  Issuance of common stock upon exercise of stock
    options ......................................               --                 --               9,144
  Conversion of Series A preferred stock upon
    initial public offering ......................               --                 --                  --
  Issuance of common stock upon initial public
    offering, net ................................               --                 --          18,003,465
  Dividends declared on common stock .............         (649,026)                --            (649,026)
  Repayments of ESOP receivable ..................               --          1,087,503           1,087,503
  Net income .....................................        2,356,526                 --           2,356,526
                                                        --------------------------------------------------
Balance at December 31, 1995 .....................       (3,114,309)                --          22,892,231
  Issuance of common stock  upon exercise of stock
    options ......................................               --                 --             219,763
  Issuance of common stock upon exercise of
    warrants .....................................               --                 --             122,319
  Issuance of common stock in follow-on public
    offering, net ................................                                              41,330,299
  Issuance of common stock under Employee Stock
    Purchase Plan ................................               --                 --             821,270
  Tax benefit related to exercise of stock options               --                 --           3,180,203
  Net income .....................................        3,236,063                 --           3,236,063
                                                        --------------------------------------------------
Balance at December 31, 1996 .....................      $   121,754        $        --        $ 71,802,148
                                                        ==================================================


                             See accompanying notes

                              DATAWORKS CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                              YEARS ENDED DECEMBER 31,
                                                                                   ------------------------------------------
                                                                                         1996          1995            1994
                                                                                   ------------------------------------------
OPERATING ACTIVITIES
Net income (loss) ..........................................................       $  3,236,063    $ 2,356,526    $  (347,945)
Adjustments to reconcile net income (loss) to net cash provided by (used in)
    operating activities:
  Provision for doubtful accounts and returns ..............................            452,373        900,483        415,963
  Depreciation and  amortization of intangible assets ......................          2,060,455      1,226,796        801,204
  Amortization of debt discount and debt issue costs .......................                 --        213,702        255,251
  Reduction of advances to officers charged to operating expenses ..........                 --        108,500        199,701
  Notes payable issued for professional services ...........................                 --             --        314,087
  Deferred rent expense ....................................................            (34,536)        23,316        (18,595)
  Deferred income taxes ....................................................            942,469       (227,732)      (416,051)
  Extraordinary item, non-cash portion .....................................                 --        886,020        157,229
  Changes in operating assets and liabilities, net of effects from purchase of Madic-Compufact Corporation
    Accounts receivable ....................................................        (12,056,101)    (8,112,970)    (2,664,823)
    Other current assets ...................................................         (2,028,939)      (885,681)      (105,720)
    Deferred revenue .......................................................          2,196,747      1,991,133      1,880,802
    Accounts payable .......................................................            334,587        755,823         34,779
    Accrued compensation ...................................................          1,091,401        533,490        291,133
    Other accrued liabilities and income taxes payable .....................          1,438,813      1,220,855         68,763
    Accrued ESOP contribution ..............................................                 --             --        (38,221)
                                                                                   ------------------------------------------
Net cash provided by (used in) operating activities ........................         (2,366,668)       990,261        827,557
INVESTING ACTIVITIES
Purchases of equipment, furniture and fixtures .............................         (3,018,246)    (1,562,936)      (506,999)
Additions to capitalized software costs ....................................         (2,979,061)    (1,334,474)      (474,887)
Payment for purchase of Madic-Compufact Corporation, net of cash
  acquired of $155,445 .....................................................                 --             --     (5,113,248)
Increase in intangible assets ..............................................                 --       (310,000)            --
Advances to officers .......................................................             50,700       (223,500)       (91,000)
Other assets ...............................................................            (42,430)      (114,860)        54,233
                                                                                   ------------------------------------------
Net cash used in investing activities ......................................         (5,989,037)    (3,545,770)    (6,131,901)
FINANCING ACTIVITIES
Net increase (decrease) in obligations under lines of credit ...............                 --     (2,750,991)     2,750,991
Proceeds from notes payable ................................................                 --      1,250,000      7,095,336
Repayments of notes payable ................................................                 --     (6,409,160)    (1,920,099)
Deferred debt issue costs ..................................................                 --       (164,249)      (975,325)
Repayment of payables to shareholder .......................................                 --        (50,000)      (431,000)
Issuance of common stock, net ..............................................         42,493,651     18,188,048            300
Issuance of Series A preferred stock, net ..................................                 --      4,687,563             --
Dividend paid on Class A common stock ......................................                 --       (649,026)      (393,133)
                                                                                   ------------------------------------------
Net cash provided by financing activities ..................................         42,493,651     14,102,185      6,127,070
                                                                                   ------------------------------------------
Net increase in cash and cash equivalents ..................................         34,137,946     11,546,676        822,726
Cash and cash equivalents at beginning of year .............................         13,004,609      1,457,933        635,207
                                                                                   ------------------------------------------
Cash and cash equivalents at end of year ...................................       $ 47,142,555    $13,004,609    $ 1,457,933
                                                                                   ==========================================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for interest .....................................       $     53,148    $ 1,308,715    $   866,129
                                                                                   ==========================================
Cash paid during the year for income taxes .................................       $  1,721,419    $   473,790    $    19,677
                                                                                   ==========================================



                             See accompanying notes

                              DataWorks Corporation

                   Notes to Consolidated Financial Statements

                                December 31, 1996


1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Organization and Basis of Presentation

    DataWorks Corporation ("DataWorks") is a California corporation which develops, markets, implements and supports open systems, client/server-based Enterprise Resource Planning software for mid-range discrete manufacturing companies.

    As described more fully in Note 2, on September 27, 1996, the Company acquired DCD Corporation (DCD). The acquisition was accounted for as a pooling of interests and, accordingly, the consolidated financial statements reflect the combined financial position and operating results for the Company and DCD for all periods presented. In addition, the consolidated financial statements include the accounts of DataWorks' wholly-owned subsidiaries Madic-Compufact Corporation ("Madic") from May 27, 1994 (Note 2) and DataWorks (Europe) Ltd. Significant intercompany accounts and transactions have been eliminated in consolidation.

   Use of Estimates in the Preparation of Financial Statements

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

   Cash and Cash Equivalents

    Cash and cash equivalents consist of cash and highly liquid investments with remaining maturities, when acquired, of three months or less. DataWorks evaluates the financial strength of institutions at which significant investments are made and believes the related credit risk is limited to an acceptable level.

    DataWorks has classified its investments as available-for-sale in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Available-for-sale securities are carried at amounts which approximate fair value, with unrealized gains and losses, net of tax, reported in a separate component of shareholders' equity. Realized gains and losses and declines in value judged to be other-than-temporary, if any, in available-for-sale securities are included in investment income. The cost of securities sold is based on the specific identification method.

                              DataWorks Corporation

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


    Included in cash and cash equivalents at December 31, 1996 were approximately $29.9 million invested in tax exempt commercial paper and auction securities, and $12.1 million invested in municipal bonds and corporate notes. At December 31, 1995 approximately $11.1 million, was invested in a mutual fund classified as available-for-sale. The mutual fund invests in U.S. Treasury securities and obligations of U.S. government agencies. As of December 31, 1996 and 1995, the difference between amortized cost and the estimated fair value of the investments was not material.

   Equipment, Furniture and Fixtures

    Equipment, furniture and fixtures are recorded at cost. DataWorks provides for depreciation on equipment, furniture and fixtures using the straight-line method over the estimated useful lives of the assets, generally three to five years.

   Capitalized Software Costs

    In accordance with Statement of Financial Accounting Standards No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed", costs incurred in the research and development of new software products and significant enhancements to existing software products are charged against operations as incurred until the technological feasibility of the product has been established. After technological feasibility has been established, direct production costs, including programming and testing, are capitalized. Amortization of these costs will begin when the product becomes available for sale.

    Capitalized software costs are amortized using the greater of the amount computed using the ratio of current product revenues to estimated total product revenues or the straight-line method over the estimated economic lives of the products. It is possible that estimated total product revenues, the estimated economic life of the product, or both will be reduced in the future. As a result, the carrying amount of capitalized software costs may be reduced in the future, which could result in material charges to the results of operations in future periods.

   Intangible Assets

    Intangible assets arose primarily from the acquisition of Madic (see Note
2). The excess of cost over the fair value of the net assets purchased (goodwill) is being amortized over 10 years. The customer list and non-compete agreement are being amortized over 10 and 3 years, respectively. Periodically, management assesses whether there has been a permanent impairment in the value of intangible assets and the amount of such impairment is determined by comparing anticipated undiscounted future cash flows from operating activities with the carrying value of intangible assets.

                              DataWorks Corporation

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Revenue Recognition

    Revenue is derived from licensing software, the sale of hardware, maintenance, implementation and installation, consulting and custom programming charges. Contract revenue related to software licenses and hardware sales is recognized upon delivery of the products, provided that no significant vendor obligations remain and the collection of the related receivable is deemed probable, net of estimated future returns. Maintenance contract revenue is recognized ratably over the period the service is provided. Revenue from implementation and installation, consulting and custom programming is billed and recognized as the services are provided. Amounts billed but not recognized are deferred in the accompanying consolidated balance sheets. DataWorks' policy is in compliance with the provisions of the American Institute of Certified Public Accountants Statement of Position 91-1, "Software Revenue Recognition."

   Interest Expense

    Interest expense included amounts due under DataWorks' various loan agreements and through 1995, amortization of debt issue costs and amortization of debt discount.

   Accounting Standard on Impairment of Long-Lived Assets

    Effective January 1, 1996, DataWorks adopted Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of". The adoption in 1996 had no material effect on the consolidated financial statements.

   Concentration of Credit Risk

    DataWorks sells its products primarily to manufacturing companies located throughout the United States. Credit is extended based on an evaluation of the customer's financial condition and terms of DataWorks' sales normally require a significant up-front cash deposit. DataWorks estimates its potential losses on trade receivables on an ongoing basis and provides for anticipated losses in the period in which the revenues are recognized. Actual losses may differ from DataWorks' estimates, which could have a material impact on DataWorks' results of operations in future periods.

   Net Income (Loss) Per Share

    For periods subsequent to the completion of the initial public offering (the "IPO") in October 1995, income per share information is computed using the weighted average number of common shares outstanding plus common share equivalents arising from outstanding stock options and warrants using the treasury stock method.

                              DataWorks Corporation

    1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    Prior to the IPO, net income (loss) per share was computed pursuant to the requirements of the Securities and Exchange Commission ("SEC"), which require that common stock and convertible preferred shares issued by DataWorks during the twelve months immediately preceding the IPO, plus the number of common equivalent shares which were granted during the same period pursuant to the grant of stock options and warrants, be included in the calculation of the shares used in computing net income (loss) per share as if these shares were outstanding for all periods presented using the treasury stock method.

    For net income (loss) per share purposes, only those common shares held by the Employee Stock Ownership Plan ("ESOP") which are allocated to participants and committed to be released are considered to be outstanding.

2. BUSINESS COMBINATIONS

    On September 27, 1996, the Company acquired DCD, a Minnesota corporation, which designs, develops, markets and supports management software for use by lower tier mid-range manufactures in the make-to-order manufacturing industry. In connection with the acquisition, the shareholders of DCD received 1,763,704 shares of common stock of the Company. The acquisition has been accounted for under the pooling-of-interests method of accounting. Accordingly, the historical financial statements for periods prior to the consummation of the combination have been restated as though the companies had been combined for all periods presented.

         Total revenues and net income (loss) of DataWorks and DCD for the periods preceding the acquisition were:

                                                                              DataWorks             DCD            Combined
                                                                             -----------        -----------       -----------
     Nine months ended September 30, 1996
         Total revenues ..............................................       $31,055,299        $11,229,963       $42,285,262
         Net income ..................................................         1,187,103            291,806         1,478,909

     Year ended December 31, 1995
         Total revenues ..............................................        31,527,839         11,482,867        43,010,706
         Extraordinary item, net of income taxes .....................        (1,017,154)                --        (1,017,154)
         Net income ..................................................           575,474          1,781,052         2,356,526

     Year ended December 31, 1994
         Total revenues ..............................................        16,758,523          6,322,925        23,081,448
         Extraordinary item, net of income taxes .....................          (157,229)                --          (157,229)
         Net income (loss) ...........................................          (903,389)           555,444          (347,945)

    In January 1996, DataWorks purchased certain assets of Arrowkey Systems ("Arrowkey") for $450,000. In addition, DataWorks may be required to pay up to $75,000 annually through 1998 if certain sales levels of Arrowkey software products are achieved (as defined). The owner of Arrowkey is an employee of DataWorks.

    Effective May 27, 1994, DataWorks completed the acquisition of the outstanding stock of Madic, a company which is dedicated to developing, marketing and licensing integrated manufacturing and financial software applications. The purchase price was $5,348,128, including acquisition costs of $203,753 and 146,038 shares of common stock. The transaction was accounted for as a purchase and DataWorks' statements of operations include the results of operations of Madic from the date of acquisition.

                              DataWorks Corporation

2. BUSINESS COMBINATIONS (CONTINUED)

    The purchase price, including related acquisition costs, has been allocated to the tangible and intangible assets acquired and liabilities assumed based on their respective fair value on the date of acquisition as follows:

     Cash ............................                     $   155,445
     Trade accounts receivable, net ..                       1,713,721
     Equipment, furniture and fixtures                         174,470
     Intangibles:
       Customer list .................       $ 3,300,000
       Goodwill ......................         1,530,643
       Covenant not to compete .......           500,000     5,330,643
                                             -----------
     Other ...........................                          96,043
                                                           -----------
       Total assets ..................                       7,470,322
     Liabilities assumed .............                      (2,122,194)
                                                           -----------
       Net assets acquired ...........                     $ 5,348,128
                                                           ===========

3. FINANCIAL STATEMENT INFORMATION

   Equipment, Furniture and Fixtures

    Equipment, furniture and fixtures consists of the following:

                                                               DECEMBER 31,
                                                           1996          1995
                                                       --------------------------
      Computer equipment........................       $ 3,999,382    $ 2,677,448
      Office furniture, fixtures and equipment..         2,862,887      1,166,575
                                                       --------------------------
                                                         6,862,269      3,844,023
      Less accumulated depreciation.............        (2,855,611)    (1,647,233)
                                                       --------------------------
                                                       $ 4,006,658    $ 2,196,790
                                                       ==========================

   Intangible Assets

    Intangible assets consist of the following:

                                                            DECEMBER 31,
                                                        1996            1995
                                                    ---------------------------
     Customer list......................            $ 3,300,000     $ 3,300,000
     Goodwill...........................              1,530,643       1,530,643
     Covenant not to compete............                810,000         810,000
     Other..............................                     --          51,243
                                                    ---------------------------
                                                      5,640,643       5,691,886
     Less accumulated amortization......             (1,792,803)     (1,074,469)
                                                    ---------------------------
                                                    $ 3,847,840     $ 4,617,417
                                                    ===========================

4.  EMPLOYEE STOCK OWNERSHIP PLAN AND RECAPITALIZATION

    DCD established an ESOP in 1992 for the benefit of all employees meeting certain eligibility requirements. On November 13, 1992, DCD obtained financing of $2,550,000 from a commercial bank and advanced the proceeds to the ESOP which purchased 899,640 shares of common stock from a DCD stockholder. The ESOP note payable was secured by the assets of DCD and a $500,000 personal guarantee of the selling stockholder. During 1995, the ESOP note payable and "Receivable from ESOP" were paid in full.

                              DataWorks Corporation

4.  EMPLOYEE STOCK OWNERSHIP PLAN AND RECAPITALIZATION (CONTINUED)

    DCD recorded the funds advanced to the ESOP as a "Receivable from ESOP" which was a reduction of stockholder's equity. As DCD made discretionary contributions and dividends to the ESOP, these amounts were used to repay the" Receivable from ESOP" and the related ESOP note payable. As the principal amount of the loan was repaid, the "Receivable from ESOP" was reduced accordingly. The amount of the repayments during 1995 and 1994 were $1,087,503 and $855,355, respectively.

    During 1995, DCD paid $56,408 of interest expense, contributed $438,477 to the ESOP and incurred $7,073 of other ESOP related expenses. During 1994, DCD paid $95,138 of interest expense, contributed $424,001 to the ESOP and incurred $5,396 of other ESOP related expenses. During 1995 and 1994, DCD also paid dividends of $649,026 and $393,133, respectively, on common stock owned by the ESOP. At December 31, 1995 and 1994, the ESOP had released and allocated 899,640 and 529,573 shares, respectively.

5. FINANCING

   Line of Credit

    In December 1996, DataWorks amended its banking facility agreement to be unsecured. This facility provides for borrowings up to a maximum of $6,000,000 and bears interest at the bank's prime rate (8.25% at December 31, 1996) and has an expiration date of June 30, 1997. At December 31, 1996 and 1995, DataWorks had no borrowings outstanding under the banking facility.

    The agreement for the banking facility contains certain restrictions and limitations on DataWorks' operations, including restrictions on advances to certain officers, sale of assets, mergers or other forms of business combinations, as well as the payment of dividends. The agreements also contain covenants which require DataWorks to maintain certain levels of liquidity (as defined), net worth, profitability and debt service coverage.

   In July 1996, DCD secured a line of credit agreement with a bank which provides for borrowings up to $1,000,000 at 1% over the bank's base rate (9.25% at December 31, 1996). Borrowings under the line are secured by DCD's accounts receivables, inventory, equipment and intangible assets. The agreement is subject to various loan covenants. The line of credit expires on July 31, 1997. At December 31, 1996, DCD had no borrowings outstanding under this credit agreement.

                              DataWorks Corporation

5. FINANCING (CONTINUED)

   Extraordinary Items

    In connection with a repayment of the note payable in May 1994 for $1,340,000, the repayment of a senior term note payable in September 1995, and the settlement of subordinated notes payable in August and November 1995, the related unamortized debt issue costs and debt discount were written off. In addition, DataWorks also incurred prepayment and other cash charges related to the payment of the senior term note. In accordance with generally accepted accounting principles, these write-offs and cash charges, net of the related income tax benefits, have been reported as extraordinary items in the accompanying consolidated statements of operations. The composition of the extraordinary items are as follows:

                                                                                   YEARS ENDED DECEMBER 31,
                                                                                   -----------------------
                                                                                       1995         1994
                                                                                    ----------    --------
     Write-off of unamortized debt issue costs and debt discount..............      $  886,020    $248,229
     Cash prepayment penalty and other cash charges...........................         837,967          --
                                                                                    ----------    --------
                                                                                     1,723,987     248,229
     Income tax benefit.......................................................        (706,833)    (91,000)
                                                                                    ----------    --------
                                                                                    $1,017,154    $157,229
                                                                                    ==========    ========

6. INCOME TAXES

     The (provision) credit for income taxes consist of:

                                              DECEMBER 31,
                                -----------------------------------------
                                   1996           1995            1994
                                -----------------------------------------
     Current:
        Federal..........       $(1,688,870)    $  (981,956)    $(119,729)
        State............          (463,144)       (269,284)      (32,448)
                                -----------------------------------------
                                 (2,152,014)     (1,251,240)     (152,177)

     Deferred:
        Federal..........          (785,846)       (474,248)      392,210
        State............          (156,623)        (54,945)       23,841
                                -----------------------------------------
                                   (942,469)       (529,193)      416,051
                                -----------------------------------------
                                $(3,094,483)    $(1,780,433)    $ 263,874
                                =========================================

    Deferred income taxes are provided for temporary differences in recognizing certain income and expense items for financial reporting and tax reporting purposes. Significant components of deferred tax assets and liabilities are:

                                                                                        DECEMBER 31,
                                                                                ----------------------------
                                                                                    1996             1995
                                                                                ----------------------------
     Deferred tax liabilities:
        Difference in tax basis of acquired intangibles...................      $(1,065,920)     $(1,155,309)
        Capitalized software costs........................................       (1,735,369)        (723,700)
                                                                                ----------------------------
     Total deferred tax liabilities.......................................       (2,801,289)      (1,879,009)
     Deferred tax assets:
        Net operating loss and credit carryforwards.......................          994,232        1,258,600
        Deferred revenue and expenses.....................................          500,284          471,342
        Allowance for doubtful accounts and product returns...............          307,460          182,772
        Vacation accrual..................................................          288,564           20,767
        Commission accrual................................................          618,491           27,411
                                                                                ----------------------------
     Total deferred tax assets............................................        2,709,031        1,960,892
                                                                                ----------------------------
     Net deferred tax assets (liabilities)................................      $   (92,258)     $    81,883
                                                                                ============================

                              DataWorks Corporation

6. INCOME TAXES (CONTINUED)

    The effective income tax rate varied from the statutory federal rate as follows:

                                                                      YEARS ENDED DECEMBER 31,
                                                             -----------------------------------------
                                                                 1996             1995          1994
                                                             -----------------------------------------
     Income tax benefit (provision) at statutory rate..      $(2,152,386)     $(1,752,405)    $154,604
     State income tax provision, net of federal
     benefits..........................................         (354,504)        (244,024)      (9,915)
     Benefit of tax credits............................          278,034          104,766           --
     Non deductible merger expenses....................         (682,235)              --           --
     ESOP dividend tax benefit.........................               --          256,365      158,826
     Other.............................................         (183,392)        (145,135)     (39,641)
                                                             -----------------------------------------
                                                             $(3,094,483)     $(1,780,433)    $263,874
                                                             =========================================

    At December 31, 1996, DataWorks has federal research and development credit carryforwards of approximately $249,000, which will begin to expire in 2006, unless previously utilized. DCD has federal net operating loss carryforwards of approximately $2,100,000 which will begin to expire in 2011, unless previously utilized. Because these loss carryforwards were incurred by DCD before the acquisition by DataWorks, they can only be utilized to offset future DCD separate company taxable income.

     In accordance with Sections 382 and 383 of the Internal Revenue Code, a change in ownership of greater than fifty percent of a corporation within a three-year period will place an annual limitation on the corporation's ability to utilize its existing carryforwards. Upon the closing of DataWorks' initial public offering an ownership change occurred; however, the limitation will not have a material effect on DataWorks' ability to utilize its carryforwards. Also, upon the acquisition of DCD by DataWorks, an ownership change occurred with respect to DCD. However, the limitation will not have a material effect on DCD's ability to utilize its carryforwards.

7. RECEIVABLE FROM OFFICER

At December 31, 1996 and 1995, the receivable from officer is from one of DataWorks' principal officers and shareholders and consists of net advances totaling $155,300 and $206,000, respectively. The advances will be repaid or offset against any future performance bonuses earned and approved by the Board of Directors.

8. LEASE COMMITMENTS

    DataWorks leases its corporate and regional office facilities under noncancellable operating leases that expire from 1996 to 2002. Two of DataWorks' corporate office lease agreements provides for deferred payment terms. For financial reporting purposes, rent expense is recorded on the straight-line basis over the term of the lease. Accordingly, deferred rent in the accompanying consolidated balance sheets represents the difference between rent expense accrued and amounts paid under the lease agreement.

    Annual future minimum payments for the years ending December 31, are as follows:

         1997......................      $1,707,181
         1998......................       1,645,761
         1999......................       1,396,392
         2000......................       1,174,179
         2001 and thereafter.......       1,151,017
                                         ----------
                                         $7,074,530
                                         ==========


    Rent expense for the years ended December 31, 1996, 1995 and 1994 was $1,319,529, $931,153 and $478,892, respectively.

                              DataWorks Corporation

9. SHAREHOLDERS' EQUITY

   Common Stock

   In December 1996, the Company raised net proceeds of approximately $41,300,000 through a follow-on public offering of its common stock.

   Series A Preferred Stock

    In August 1995, DataWorks received an aggregate of $6,250,000 through the sale of Series A preferred stock of which $1,250,000 was obtained through the conversion of subordinated notes payable. The Series A preferred stock was issued at $7.23 per share and was automatically converted into 864,696 shares of common stock upon closing of DataWorks' initial public offering.

    As of December 31, 1996, DataWorks is authorized to issue 5,000,000 shares of preferred stock; no shares are outstanding.

   Warrants

    In connection with various financing arrangements, DataWorks issued warrants to purchase 1,382,183 shares of DataWorks' common stock at prices ranging from $0.026 to $8.68 per share. In connection with the completion of the initial public offering in November 1995, 1,345,869 warrants were converted to 1,050,843 shares of common stock for cash proceeds of $175,439 and the settlement of $1,300,000 of subordinated notes payable. During 1996, warrants were exercised for the purchase of 14,092 shares of common stock at $8.68 per share.

    At December 31, 1996, warrants to purchase 22,222 shares of common stock at $8.68 per share remain outstanding. The warrants expire in August, 2000.

   Stock Option Exercised by Officer

In July 1996, an officer of DCD exercised an option to acquire 37% of DCD's common shares in accordance with the terms of the option. For tax purposes, the exercise of the option is compensatory. Accordingly, as of December 31, 1996, the Company has recorded a tax benefit of approximately $2.5 million as an addition to common stock.

   Stock Option Plans

    The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     DataWorks has an Equity Incentive Plan (the "Plan") under which 1,650,000 shares of common stock are reserved for issuance to eligible employees, directors and consultants of DataWorks. The Plan provides for awards in the form of options, stock bonuses, restricted shares or stock appreciation rights ("SARs"). The terms of any stock awards under the Plan, including vesting requirements, are determined by the Board of Directors, subject to the provisions of the Plan. Options issued under the Plan are either incentive stock options

                              DataWorks Corporation

9. SHAREHOLDERS' EQUITY (CONTINUED)

("ISOs") or nonstatutory stock options ("NSOs"). The exercise price of the ISOs is not less than the fair market value on the date of grant and the exercise price of the NSOs is determined by the Board of Directors. Options granted under the Plan generally become exercisable over a period of four years and the maximum term of options granted is ten years.

    On September 13, 1995, DataWorks adopted the Non-Employee Directors' Stock Option Plan (the "Directors' Plan") under which 75,000 shares of common stock are reserved for issuance upon exercise of options granted by DataWorks to non-employee members of the board of directors. The exercise price of the options will be at the fair market value of the stock on the date of grant. Options granted under the Directors' Plan will become exercisable over three years and expire ten years from the date of grant. As of December 31, 1996, 15,000 options were granted under the Directors' Plan.

    In addition, DataWorks has outstanding options to purchase an additional 53,845 shares of common stock outside of the plans.

    Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company has accounted for its employee stock options under the fair value method of that Statement. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 1996 and 1995, respectively: risk-free interest rates of 5.96% and 6.45%; dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of 67.5% for 1996; and a weighted-average life of the option of 4.09 years. Volatility factors are not applicable to non public companies.

    The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company pro forma information follows (in thousands, except for earnings per share information):

                                     YEARS ENDED DECEMBER 31,
                                      1996              1995
                                     ------------------------
Pro forma net income                 $2,557            $2,329
                                     ========================

Pro forma earnings per share         $  .31            $  .42
                                     ========================

    The results above are not likely to be representative of the effects of applying FAS 123 on reported net income or loss for future years as these amounts reflect the expense for only one or two years vesting.

                              DataWorks Corporation

9. SHAREHOLDERS' EQUITY (CONTINUED)

A summary of the Company's stock option activity, including those issued outside of the plans, and related information for the years ended December 31 follows:

                                              1996                            1995                       1994
                                    ------------------------         ---------------------       ------------------
                                                   WEIGHTED-                      WEIGHTED-                WEIGHTED-
                                                    AVERAGE                        AVERAGE                  AVERAGE
                                                   EXERCISE                       EXERCISE                 EXERCISE
                                     OPTIONS         PRICE            OPTIONS       PRICE        OPTIONS     PRICE
                                    ------------------------         ---------------------       ------------------
     Outstanding-beginning
        of year                        801,321        $ 2.96          471,139        $ .23       394,216       $.21
        Granted                        609,950         18.71          392,415         5.58        76,923        .39
        Exercised                     (325,494)          .67          (23,772)         .38            --         --
        Forfeited                       (6,378)         5.85          (38,461)         .39            --         --
                                    ------------------------         ---------------------       ------------------

     Outstanding-end of year         1,079,399        $12.57          801,321        $2.96       471,139       $.23
                                    ------------------------         ---------------------       ------------------
     Exercisable  at  end  of          276,131                        352,721                    277,088
        year

     Weighted-average fair
        value of options
        granted during the          $    10.73                       $   1.18
        year

The weighted-average remaining contractual life of the options outstanding at December 31, 1996 is 8.66 years.

The following table summarizes information about stock options outstanding at December 31, 1996:

                                          OUTSTANDING                                 EXERCISABLE
                          --------------------------------------------       -----------------------------
                                           REMAINING      WEIGHTED                          EXERCISE PRICE
     RANGE OF                NUMBER       CONTRACTUAL      AVERAGE             NUMBER          WEIGHTED
  EXERCISE PRICES         OUTSTANDING        LIFE       EXERCISE PRICE       EXERCISABLE       AVERAGE
----------------------------------------------------------------------       -----------------------------
$  .16 to   .65             160,461           5.74          $  .34             124,141         $  .27
           1.30              34,615           8.30            1.30              19,230           1.30
           2.86              78,337           8.35            2.86              25,962           2.86
           5.20              42,231           8.64            5.20              14,261           5.20
           9.75              80,000           8.77            9.75              29,651           9.75
 10.73 to 11.50             307,055           9.02           11.23              59,970          11.05
 16.00 to 18.25              96,700           9.52           16.35               2,916          18.25
          25.75             280,000           9.74           25.75                  --             --

At December 31, 1996, options for 350,180 shares were available for future grant.

   Employee Stock Purchase Plan

On September 13, 1995, DataWorks adopted an Employee Stock Purchase Plan (the "Purchase Plan") under which 150,000 shares of common stock are reserved for sale to employees. DataWorks' Board of Directors may grant eligible employees the right to purchase a fixed number of shares of common stock (up to but not exceeding 15% of each employee's earnings) over a fixed offering period (not to exceed 27 months) at the lesser of 85% of the fair market value of the stock on the grant date or 85% of the fair

                              DataWorks Corporation

9. SHAREHOLDERS' EQUITY (CONTINUED)

market value on the purchase date or dates specified on the date of grant. At December 31, 1996, 79,392 shares have been issued under the Purchase Plan.

   Shares Reserved for Future Issuance

    The following common stock is reserved for future issuance at December 31, 1996:

      Stock options:
         Granted and outstanding.........                   1,079,399
         Reserved for future grants......                     350,180
                                                            ---------
                                                            1,429,579
      Warrants...........................                      22,222
      Employee stock purchase plan.......                      70,608
                                                            ---------
                                                            1,522,409
                                                            =========


10. EMPLOYEE RETIREMENT AND PROFIT SHARING PLANS

    Effective July 1, 1994, DataWorks established a 401(k) defined contribution retirement plan (the "Retirement Plan") covering all employees. The Retirement Plan provides for voluntary employee contributions from 1% to 15% of annual compensation (as defined). DataWorks may contribute such amounts as determined by the Board of Directors. Participants vest in employer contributions over five years at a rate of 20% for each year of service. There were no employer contributions to the Retirement Plan during the years ended December 31, 1996, 1995 or 1994.

    In addition, DCD has a profit sharing plan which provides for an annual contribution not to exceed the maximum allowed as a deduction under the Internal Revenue Code. The plan covers substantially all employees after specified periods of service and the attainment of minimum age requirements. Each year's contribution is determined by the Board of Directors. No Company contributions to the plan were declared or made during 1996, 1995 or 1994.

    Effective July 1996, DCD established a 401 (k) defined contribution retirement plan (the "DCD plan") covering all employees of DCD. The DCD plan provides for voluntary employee contributions from 1% to 15% of annual compensation (as defined). DCD may match these contributions at 50% on the first 6% of employee contributions. For the year ended December 31, 1996, DCD contributions to the plan totaled $87,393.

                                 EXHIBIT INDEX


                                                                                                         SEQUENTIAL
     EXHIBIT          EXHIBIT                                                                               PAGE
     FOOTNOTE         NUMBER                             DESCRIPTION OF DOCUMENT                           NUMBER
  ------------    ----------        ----------------------------------------------------------------    ------------
       (1)        3.1              Registrant's Amended and Restated Articles of Incorporation.

       (1)        3.2              Registrant's Amended and Restated Bylaws.

       (1)        3.3              Amendment to Bylaws.

       (1)        4.1              Amended and Restated Registration Rights Agreement dated
                                   August 24, 1995.

       (1)        4.2              Specimen stock certificate.

       (5)        4.3              Agreement and Plan of Merger and Reorganization by and among the
                                   Registrant, DataWorks Acquisition Sub., Inc., DCD Corporation and
                                   certain shareholders of DCD Corporation, dated as of August 16,
                                   1996.

       (1)        10.1             Form of Indemnity Agreement entered into between the Registrant and its directors and officers, with related schedule.

       (3)        10.2             Registrant's 1995 Equity Incentive Plan (the "Equity Plan"),
                                   as amended.

     (1)(3)       10.3             Forms of Incentive Stock Option and Nonstatutory Stock Option
                                   under the Equity Plan.

     (1)(3)       10.4             Form of Stock Option outside the Equity Plan.

       (3)        10.5             Registrant's 1995 Non-Employee Directors' Stock Option Plan, as
                                   amended.

       (3)        10.6             Registrant's 1995 Employee Stock Purchase Plan and form of
                                   Employee Stock Purchase Plan Offering, as amended.

     (1)(3)       10.7             Executive Employment Agreement entered into between the
                                   Registrant and Stuart W.  Clifton.

     (1)(3)       10.8             Executive Employment Agreement entered into between the
                                   Registrant and Mark S.  Howlett.

     (1)(3)       10.9             Agreement entered into between the Registrant and Rick E.  Russo.


                                                                                                         SEQUENTIAL
     EXHIBIT          EXHIBIT                                                                               PAGE
     FOOTNOTE         NUMBER                             DESCRIPTION OF DOCUMENT                           NUMBER
  ------------    ----------        ----------------------------------------------------------------    ------------
     (3)(6)       10.10            Offer Letter, dated as of January 17, 1996, entered into between the Registrant and Norman R.  Farquhar.

       (1)        10.11            Loan Agreement dated September 6, 1995 between the Registrant and
                                   First Interstate Bank of California.

       (1)        10.12            Sublease Agreement dated November 22, 1991 between the
                                   Registrant and the Titan Corporation (the "Sublease").

       (1)        10.13            First Amendment to Sublease dated December 1, 1994.

       (1)        10.14            Lease Agreement dated September 1, 1991 between MCC and
                                   Pactel Properties.

     (4)(6)       10.15            Value Added Reseller Agreement dated December 27, 1995 between the Registrant and VMARK Software, Inc.

     (1)(2)       10.16            Value Added Remarketer Agreement dated December 16, 1993 between the Registrant and Sybase, Inc.

     (1)(2)       10.17            Value Added Reseller Agreement dated March 1, 1994 between the
                                   Registrant and UniData, Inc.

       (5)        10.18            Reference is made to Exhibit 4.3.

                  10.19            Lease Agreement dated January 16, 1997 between the Registrant and
                                   Whiop Real Estate Limited Partnership.

                  10.20            First Amendment to Credit Agreement dated December 20, 1996 between the Registrant and Wells Fargo Bank, National Association
                                   as successors by merger to First Interstate Bank of California.

       (3)        10.21            Registrant's 1996 Executive Compensation Plan, dated February 2,
                                   1996.

       (3)        10.22            Executive Employment Agreement dated September 27, 1996 entered into between the Registrant and Robert W.  Brandel.

       (3)        10.23            Form of Split Dollar Insurance Agreement (Endorsement) and underlying agreements, entered into between Registrant and certain of its executive officers.

       (3)        10.24            Form of Split Dollar Insurance Agreement (Collateral Assignment) and
                                   underlying agreements, entered into between Registrant and certain of its executive officers.

                  21.1             Subsidiaries of Registrant.

                  23.1             Consent of Ernst & Young LLP, Independent Auditors.

                  23.2             Consent of Price Waterhouse, LLP, Independent Accountants

                                                                                                                     SEQUENTIAL
                                                                                                                    PAGE NUMBER
                EXHIBIT       EXHIBIT NUMBER
                FOOTNOTE
                                                                 DESCRIPTION OF DOCUMENT
                              24.1             Power of Attorney.  Reference is made to page 41.

                              27               Financial Data Schedule
------------------

(1) Filed as an exhibit to the Registrant's Registration Statement on Form SB-2 (No. 33-97022 LA) or amendments thereto and incorporated herein by reference.

(2) Certain confidential portions deleted pursuant to Order Granting Application Under the Securities Act of 1933, as amended, and Rule 406 thereunder respecting Confidential Treatment dated October 26, 1995.

(3) Indicates management or compensatory plan or arrangement required to be identified pursuant to Item 14(c)

(4) Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

(5) Filed as an exhibit to the Registrant's Registration Statement on Form S-4 (No. 333-11741) and incorporated herein by reference.

(6) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.