Form 10-Q
period 1997-03-31
DATAWORKS CORP
filed 1997-05-14
CIK 1000860

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
          ________________________ TO ________________________.

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

     As of March 31, 1997, there were 10,083,935 shares of the Registrant's Common Stock outstanding.


================================================================================

                              DATAWORKS CORPORATION
                                 FORM 10-Q INDEX

                                                                                 Page
                                                                                 ----
PART I.       FINANCIAL INFORMATION


Item 1.       Financial Statements

              Consolidated Balance Sheets as of March 31, 1997 (unaudited)
              and December 31, 1996                                               3

              Consolidated Statements of Operations (unaudited) for the Three
              Months Ended March 31, 1997 and 1996                                4

              Consolidated Statements of Cash Flows (unaudited) for the Three
              Months Ended March 31, 1997 and 1996                                5

              Notes to Consolidated Financial Statements                          6

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                           7


PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings                                                   10

Item 2.       Changes in Securities                                               10

Item 3.       Defaults upon Senior Securities                                     10

Item 4.       Submission of Matters to a Vote of Security Holders                 10

Item 5.       Other Information                                                   10

Item 6.       Exhibits and Reports on Form 8-K                                    10

PART I.       FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                              DATAWORKS CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                                    MARCH 31,     DECEMBER 31,
                                                                                      1997            1996
                                                                                  -----------     -----------
                                                                                  (UNAUDITED)
ASSETS
Current assets:
         Cash and cash equivalents                                                $54,286,838     $47,142,555
         Accounts receivable, net of allowance for doubtful accounts of
            $893,000 and $980,000 at March 31, 1997 and December 31,
            1996, respectively                                                     21,530,645      24,362,787
         Refundable income taxes                                                      152,361         845,703
         Deferred income taxes                                                      2,709,030       2,558,246
         Other current assets                                                       4,080,299       4,391,234
                                                                                  -----------     -----------
Total current assets                                                               82,759,173      79,300,525

Receivable from officer                                                               155,300         155,300
Equipment, furniture and fixtures, net                                              4,135,511       4,006,658
Capitalized software costs, net                                                     5,565,637       4,748,676
Intangible assets, net                                                              3,694,007       3,847,840
Other assets                                                                          223,027         167,475
                                                                                  -----------     -----------
                                                                                  $96,532,655     $92,226,474
                                                                                  ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
         Accounts payable                                                         $ 4,079,420     $ 3,407,548
         Accrued compensation                                                       2,538,786       2,983,347
         Income taxes payable                                                       1,439,628         705,436
         Deferred revenue                                                           9,706,974       8,050,688
         Other accrued liabilities                                                  1,515,374       2,349,732
                                                                                  -----------     -----------
Total current liabilities                                                          19,280,182      17,496,751

Deferred income taxes                                                               2,779,602       2,801,289
Deferred rent                                                                         118,464         126,286

Commitments

Shareholders' equity:
         Common stock, no stated par value:
                  Authorized shares - 25,000,000
                  Issued and outstanding shares - 10,083,935 and 9,956,841 at
                     March 31, 1997, and December 31, 1996, respectively
                                                                                   72,273,224      71,680,394
Retained earnings                                                                   2,081,183         121,754
                                                                                  -----------     -----------
Total shareholders' equity                                                         74,354,407      71,802,148
                                                                                  -----------     -----------
                                                                                  $96,532,655     $92,226,474
                                                                                  ===========     ===========

See accompanying notes

                              DATAWORKS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                THREE MONTHS ENDED
                                                     MARCH 31,
                                            ---------------------------
                                                1997            1996
                                            -----------     -----------
Revenues:
         Software licenses                  $ 8,655,090     $ 6,758,477
         Hardware                             1,438,100       1,246,131
         Maintenance and other services       6,654,229       4,145,870
                                            -----------     -----------
Total revenues                               16,747,419      12,150,478

Cost of revenues:
         Software licenses                      466,481         566,476
         Hardware                             1,121,393         928,509
         Maintenance and other services       4,245,775       2,964,387
                                            -----------     -----------
Total cost of revenues                        5,833,649       4,459,372
                                            -----------     -----------

Gross profit                                 10,913,770       7,691,106

Operating expenses:
         Sales and marketing                  5,002,063       3,498,964
         Research and development             1,473,341         929,806
         General and administrative           1,823,624       1,543,224
                                            -----------     -----------
Total operating expenses                      8,299,028       5,971,994
                                            -----------     -----------

Income from operations                        2,614,742       1,719,112
Other income, net                               446,866         129,947
                                            -----------     -----------

Income before income taxes                    3,061,608       1,849,059
Provision for income taxes                    1,102,179         915,280
                                            -----------     -----------

Net income                                  $ 1,959,429     $   933,779
                                            ===========     ===========

Per share information:
         Net income                         $       .19     $       .12
                                            ===========     ===========

Shares used in per share computations        10,464,000       8,064,000
                                            ===========     ===========

See accompanying notes

                              DATAWORKS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                           THREE MONTHS ENDED MARCH 31,
                                                                          ------------------------------
                                                                              1997              1996
                                                                          ------------      ------------
OPERATING ACTIVITIES
Net income                                                                $  1,959,429      $    933,779
Adjustments to reconcile net income to net cash provided by (used in)
  operating activities:
          Provision for doubtful accounts and returns                          893,314           488,677
          Depreciation and amortization of intangible assets                   695,251           426,581
          Deferred rent expense                                                 (7,822)           (4,515)
          Deferred income taxes                                               (172,471)          (21,686)
          Changes in operating assets and liabilities:
                   Accounts receivable                                       1,938,828        (2,134,573)
                   Refundable income taxes                                     693,342              --
                   Other current assets                                        216,912        (1,119,127)
                   Deferred revenue                                          1,656,286           564,150
                   Accounts payable                                            671,872           124,179
                   Accrued compensation                                       (444,561)         (229,631)
                   Other accrued liabilities and income taxes payable          (64,952)          132,211
                                                                          ------------      ------------
Net cash provided by (used in) operating activities                          8,035,428          (839,955)

INVESTING ACTIVITIES
Purchases of equipment, furniture and fixtures                                (551,248)         (630,003)
Additions to capitalized software costs                                       (841,961)         (938,329)
Advances to officers                                                              --             (22,000)
Other assets                                                                   (55,552)            2,295
                                                                          ------------      ------------
Net cash used in investing activities                                       (1,448,761)       (1,588,037)

FINANCING ACTIVITIES
Issuance of common stock, net                                                  557,616           299,095
                                                                          ------------      ------------
Net cash provided by financing activities                                      557,616           299,095
                                                                          ------------      ------------

Net increase (decrease) in cash and cash equivalents                         7,144,283        (2,128,897)
Cash and cash equivalents at beginning of period                            47,142,555        13,004,609
                                                                          ------------      ------------
Cash and cash equivalents at end of period                                $ 54,286,838      $ 10,875,712
                                                                          ============      ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash paid during the period for interest                                 $     10,616      $     15,128
                                                                          ============      ============
 Cash paid during the period for income taxes                             $    450,000      $    813,200
                                                                          ============      ============

See accompanying notes

                              DATAWORKS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



1.   BASIS OF PRESENTATION

The interim unaudited consolidated financial statements included herein have been prepared by DataWorks Corporation (the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the consolidated financial position of the Company as of March 31, 1997 and the results of operations for the three-month periods ended March 31, 1997 and 1996, and changes in cash flows for the three-month periods ended March 31, 1997 and 1996 have been included. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results which may be reported for any other interim period or for the year ended December 31, 1997.

In September 1996, the Company acquired DCD Corporation ("DCD") in a stock-for-stock transaction that was accounted for as a pooling-of-interests. Accordingly, the consolidated financial statements reflect, for all periods presented, the combined financial position, results of operations and cash flows of DataWorks Corporation and DCD Corporation.

2.   NET INCOME PER SHARE

Net income per share is computed using the weighted average number of common shares outstanding plus common share equivalents arising from outstanding stock options and warrants using the treasury stock method. For net income per share purposes, only those common shares held by the Employee Stock Ownership Plan ("ESOP"), which are allocated to participants and committed to be released, are considered to be outstanding. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share for the first quarter ended March 31, 1997 of $.01 and is not expected to result in an increase in primary earnings per share for the quarter ended March 31, 1996. The impact of Statement 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company develops, markets, implements and supports open systems, client/server based Enterprise Resource Planning ("ERP") software for mid-sized discrete manufacturing companies. The Company expects that the factors affecting its growth will include expansion in the range and capabilities of its ERP software products, continued focus on licensing products to new customers and licensing additional sites and modules to existing customers, extended availability of sales and services through the expansion of regional centers and investment in infrastructure to support anticipated growth in sales and service requirements.

Fluctuations in quarterly and annual results may occur as a result of factors affecting demand for the Company's products such as the timing of the Company's and competitors' new product introductions and product enhancements. Due to such fluctuations, historical results and percentage relationships are not necessarily indicative of the operating results for any future period. The forward-looking comments contained in the following discussion involve risks and uncertainties. The Company's actual results may differ materially from those discussed here. Factors that could cause or contribute to such differences can be found in the following discussion and elsewhere throughout this Quarterly Report on Form 10-Q, as well as in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 as filed with the SEC.

RESULTS OF OPERATIONS

The following table sets forth the percentage of total revenues represented by certain statement of operations data for the periods indicated:

                                            THREE MONTHS ENDED
                                                 MARCH 31,
                                            -------------------
                                              1997        1996
                                            -------     -------
                                                (UNAUDITED)
Revenues:
         Software licenses                       52 %        56 %
         Hardware                                 8          10
         Maintenance and other services          40          34
                                            -------     -------
Total revenues                                  100         100
Cost of revenues:
         Software licenses                        3           5
         Hardware                                 7           8
         Maintenance and other services          25          24
                                            -------     -------
Total cost of revenues                           35          37
                                            -------     -------
Gross profit                                     65          63
Operating expenses:
         Sales and marketing                     30          29
         Research and development                 9           8
         General and administrative              11          12
                                            -------     -------
Total operating expenses                         50          49
                                            -------     -------
Income from operations                           15          14
Other income, net                                 3           1
                                            -------     -------
Income before income taxes                       18          15
Provision for income taxes                        6           7
                                            -------     -------
Net income                                       12 %         8 %
                                            =======     =======


     Revenues. Total revenues increased 38% to $16.7 million from $12.2 million for the three-month period ended March 31, 1997 as compared to the same period in 1996. This increase in total revenues was primarily due to growth in maintenance and other services and software licenses. Maintenance and other service revenues increased 61% for the three-month period ended March 31, 1997 as compared to the same period in 1996. This growth in maintenance and other service revenues was due primarily to the increase in new customers and increased capacity created by the growth in the Company's service organization. Software license revenues increased 28% for the three-month period ended March 31, 1997 as compared to the same period in 1996. The growth in software license revenues was attributable to expansion of the sales force and increased marketing efforts. Software license revenues as a percentage of total revenues declined to 52% from 56% for the three-month period ended March 31, 1997 as compared to the same period in 1996, primarily due to the increase in maintenance and other service revenues. Hardware revenues as a percentage of total revenues declined to 8% from 10% for the three-month period ended March 31, 1997 as compared to the same period in 1996. This decrease reflects a recurring tendency for new customers who purchase PC-based systems to purchase hardware directly from third party vendors.

     Cost of Revenues. Total cost of revenues increased 31% to $5.8 million from $4.5 million for the three-month period ended March 31, 1997 as compared to the same period in 1996. This increase was attributable to the increase in cost of maintenance and other service revenues, which increased by 43% for the three-month period ended March 31, 1997 as compared to the same period in 1996. This increase in cost of maintenance and other service revenues was primarily due to the continued expansion of the Company's professional service organization required to support growth in customer accounts. The decrease in cost of software license revenues for the three-month period ended March 31, 1997 as compared to the same period in 1996 was related to the reduction in database cost on a per user basis.

     Gross Profit. Gross profit increased 42% to $10.9 million from $7.7 million for the three-month period ended March 31, 1997 as compared to the same period in 1996. This increase was directly related to the increase in total revenues and was positively affected by the increased profitability attained on software license revenues for the three-month period ended March 31, 1997 as compared to the same period in 1996. In addition, the gross profit on maintenance and other service revenues increased to 36% from 28% reflecting increased gross profitability of certain professional services for the three-month period ended March 31, 1997 as compared to the same period in 1996.

     Sales and Marketing Expenses. Sales and marketing expenses increased 43% to $5.0 million from $3.5 million for the three-month period ended March 31, 1997 as compared to the same period in 1996, although they remained relatively constant as a percentage of total revenues. This increase in sales and marketing expenses was attributable to the Company's expansion of its direct sales force, increased marketing efforts, travel, commissions and other expenses related directly to the increased sales activity. The Company expects that sales and marketing expenses will continue to increase in absolute dollars as the Company expands its sales and marketing programs.

     Research and Development Expenses. Research and development expenses are comprised primarily of salaries and a portion of the Company's overhead for its in-house staff and amounts paid to outside consultants hired by the Company, as appropriate, to supplement the product development efforts of its in-house staff. Research and development expenses are charged to operations as incurred. Certain software production costs related to the Company's ECS product, however, are capitalized as required by Statement of Financial Accounting Standards No. 86, "Accounting for Software Costs." Amortization of these costs will begin when the product is initially released, which is expected in late 1997. As of March 31, 1997, the amount capitalized for ECS was approximately $5.1 million.

     Gross research and product development costs increased 58% to $2.2 million from $1.4 million for the three-month period ended March 31, 1997 as compared to the same period in 1996. Gross research and development expenditures for the three-month periods ended March 31, 1997 and 1996 included capitalized ECS product software costs of approximately $767,000 and $488,000, respectively. The increase in expenditures was due primarily to the employment of additional development personnel and reflects the Company's belief that investments in research and development are necessary to maintain a competitive position in its targeted markets. For the foreseeable future, the Company anticipates continued increased expenditures on research and development for both the enhancement of current products and the addition of new products.

     General and Administrative Expenses. General and administrative expenses increased 18% to $1.8 million from $1.5 million for the three-month period ended March 31, 1997 as compared to the same period in 1996. This increase was due primarily to the increase in administrative staff necessary to manage the growth of the Company.

     Other Income, Net. Net interest income increased 244% to $447,000 from $130,000 for the three-month period ended March 31, 1997 as compared to the same period in 1996. The net interest income for the first quarter of 1997 relates primarily to the income from the investment of the Company's net proceeds from DataWorks' follow-on equity offering in December 1996. The net interest income for the first quarter of 1996 relates to the income from the investment of a portion of the net proceeds from DataWorks' initial public offering in October 1995.

     Provision for Income Taxes. For the three-month period ended March 31, 1997, the Company's estimated effective tax rate was 36%, due primarily to the tax-free interest income earned on the Company's short-term investments. The effective tax rate for the three-month period ended March 31, 1996 was 49.5%, as the annual effective tax rate was impacted by the non-deductibility of certain of the DCD acquisition and related costs.

LIQUIDITY AND CAPITAL RESOURCES

In December 1996, the Company completed a follow-on equity offering of 2,300,000 shares of Common Stock at $21.00 per share, of which 2,112,735 shares were sold by DataWorks for net proceeds of approximately $41.3 million. The net proceeds received by the Company were for additional working capital, general corporate purposes, including expansion of general sales and marketing and customer support activities, international expansion and possible acquisitions and joint ventures. Substantially all of the net proceeds received by the Company were invested in short-term marketable securities. As of March 31, 1997, the Company had cash and cash equivalents totaling approximately $54.3 million. The Company's principal commitments as of March 31, 1997 consisted primarily of leases on facilities and equipment and completion of the ECS product.

DataWorks has established an unsecured banking facility up to a maximum of $6.0 million, at the bank's prime rate, expiring in June 1997. DCD also has a $1.0 million line of credit secured by substantially all of the assets of DCD, expiring in July 1997. As of March 31, 1997, there were no borrowings outstanding under either of these arrangements.

The Company finances its operations primarily through cash flow from operations and its current cash and short-term investment balances. For the three-month period ended March 31, 1997, operating activities provided cash of approximately $8.0 million, primarily through net income and the reduction in accounts receivable caused by increased cash collections. The Company's principal uses of cash for investing activities were for capital equipment of approximately $551,000 and the funding of the Company's ECS product of approximately $767,000. The increase in capital equipment was due to an increase in personnel and the upgrading of four regional training facilities. Financing activities from the exercise of stock options and from stock purchased by employees through the Company's Employee Stock Purchase Plan provided net cash of approximately $558,000 during the three months ended March 31, 1997.

The Company's capital resources may be used to support working capital requirements, product development, capital equipment requirements and possible acquisitions of businesses, products or technologies complementary to the Company's current business. The Company believes that its current cash balances, available lines of credit and cash flow from operations are sufficient to fund its operations for at least the next 12 months. However, during this period or thereafter the Company may require additional financing. There can be no assurance that such additional financing will be available on terms favorable to the Company, or at all.

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

                     None

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       DATAWORKS CORPORATION
                                       ---------------------
                                            (Registrant)



Date: May 13, 1997                      /s/ Stuart W. Clifton
                                       ------------------------------
                                       Stuart W. Clifton
                                       Chairman of the Board and
                                       Chief Executive Officer
                                       (Principal Executive Officer)



Date: May 13, 1997                      /s/ Norman R. Farquhar
                                       ------------------------------
                                       Norman R. Farquhar
                                       Chief Financial Officer and
                                       Director
                                       (Principal Financial Officer)