Form 10-Q
period 1997-06-30
DATAWORKS CORP
filed 1997-08-13
CIK 1000860

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO
         ________________.

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


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

        As of June 30, 1997, there were 10,118,502 shares of the Registrant's Common Stock outstanding.


================================================================================

                              DATAWORKS CORPORATION
                                 FORM 10-Q INDEX


                                                                           Page
                                                                           ----

PART I.    FINANCIAL INFORMATION


Item 1.    Financial Statements

           Consolidated Balance Sheets as of June 30, 1997
           and December 31, 1996                                             3

           Consolidated Statements of Operations for the Three
           Months and Six Months Ended June 30, 1997 and
           June 30, 1996                                                     4

           Consolidated Statements of Cash Flows for the Six
           Months Ended June 30, 1997 and June 30, 1996                      5

           Notes to Consolidated Financial Statements                        6

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                         8


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                11

Item 2.    Changes in Securities                                            11

Item 3.    Defaults upon Senior Securities                                  11

Item 4.    Submission of Matters to a Vote of Security Holders              11

Item 5.    Other Information                                                11

Item 6.    Exhibits and Reports on Form 8-K                                 11

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              DATAWORKS CORPORATION
                           CONSOLIDATED BALANCE SHEETS


                                                                 JUNE 30,       DECEMBER 31,
                                                                   1997             1996
                                                               -----------      -----------
                                                               (UNAUDITED)

ASSETS
Current assets:
    Cash and cash equivalents                                  $54,763,937      $47,142,555
    Accounts receivable, net of allowance for doubtful
      accounts of $991,000 and $980,000 at June 30, 1997
      and December 31, 1996, respectively                       21,103,971       24,362,787
    Refundable income taxes                                         28,210          845,703
    Deferred income taxes                                        2,709,030        2,558,246
    Other current assets                                         4,139,395        4,391,234
                                                               -----------      -----------
Total current assets                                            82,744,543       79,300,525
Receivable from officer                                             97,205          155,300
Equipment, furniture and fixtures, net                           4,502,317        4,006,658
Capitalized software costs, net                                  6,415,062        4,748,676
Intangible assets, net                                           3,681,841        3,847,840
Other assets                                                       255,234          167,475
                                                               -----------      -----------
                                                               $97,696,202      $92,226,474
                                                               ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                           $ 3,588,038      $ 3,407,548
    Accrued compensation                                         2,188,740        2,983,347
    Income taxes payable                                         1,337,818          705,436
    Deferred revenue                                            11,375,489        8,050,688
    Other accrued liabilities                                      919,441        2,349,732
                                                               -----------      -----------
Total current liabilities                                       19,409,526       17,496,751

Deferred income taxes                                            2,757,915        2,801,289
Deferred rent                                                      106,947          126,286

Commitments

Shareholders' equity:
    Common stock, no stated par value:
        Authorized shares - 25,000,000
        Issued and outstanding shares - 10,118,502 and
         9,956,841 at June 30, 1997, and December 31,
         1996, respectively                                     72,337,154       71,680,394
    Retained earnings                                            3,084,660          121,754
                                                               -----------      -----------
Total shareholders' equity                                      75,421,814       71,802,148
                                                               -----------      -----------
                                                               $97,696,202      $92,226,474
                                                               ===========      ===========


See accompanying notes

                              DATAWORKS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                             THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                  JUNE 30,                          JUNE 30,
                                        ----------------------------      ----------------------------
                                            1997            1996             1997             1996
                                        -----------      -----------      -----------      -----------
Revenues:
    Software licenses                   $ 8,492,460      $ 9,076,537      $17,147,550      $15,835,014
    Hardware                              1,464,693        1,441,517        2,902,793        2,687,648
    Maintenance and other services        7,297,055        4,809,990       13,951,284        8,955,860
                                        -----------      -----------      -----------      -----------
Total revenues                           17,254,208       15,328,044       34,001,627       27,478,522

Cost of revenues:
    Software licenses                       649,206          808,768        1,115,687        1,375,244
    Hardware                              1,142,883        1,065,113        2,264,276        1,993,622
    Maintenance and other services        4,751,951        3,694,014        8,997,726        6,658,401
                                        -----------      -----------      -----------      -----------
Total cost of revenues                    6,544,040        5,567,895       12,377,689       10,027,267
                                        -----------      -----------      -----------      -----------

Gross profit                             10,710,168        9,760,149       21,623,938       17,451,255

Operating expenses:
    Sales and marketing                   6,018,431        4,528,786       11,020,494        8,027,750
    Research and development              1,607,138        1,013,563        3,080,479        1,943,369
    General and administrative            2,099,138        1,891,361        3,922,762        3,434,585

                                        -----------      -----------      -----------      -----------
Total operating expenses                  9,724,707        7,433,710       18,023,735       13,405,704
                                        -----------      -----------      -----------      -----------

Income from operations                      985,461        2,326,439        3,600,203        4,045,551
                                                                                               985,461
Other income, net                           511,777          107,725          958,643          237,672
                                        -----------      -----------      -----------      -----------

Income before income taxes                1,497,238        2,434,164        4,558,846        4,283,223
Provision for income taxes                  493,761        1,204,915        1,595,940        2,120,195
                                        -----------      -----------      -----------      -----------

Net income                              $ 1,003,477      $ 1,229,249      $ 2,962,906      $ 2,163,028
                                        ===========      ===========      ===========      ===========

Per share information:
    Net income                          $       .10      $       .15      $       .28      $       .27
                                        ===========      ===========      ===========      ===========

Shares used in per share                 10,467,000        8,177,000       10,465,000        8,157,000
    computations
                                        ===========      ===========      ===========      ===========


See accompanying notes

                              DATAWORKS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                   SIX MONTHS ENDED JUNE 30,
                                                                -------------------------------
                                                                    1997               1996
                                                                ------------       ------------
OPERATING ACTIVITIES
Net income                                                      $  2,962,906       $  2,163,028
Adjustments to reconcile net income to net cash provided
by (used in)
   operating activities:
    Provision for doubtful accounts and returns                      273,503            100,500
    Depreciation and amortization of intangible assets             1,442,102            906,942
    Deferred rent expense                                            (19,339)           (18,024)
    Deferred income taxes                                           (194,158)           351,043
    Changes in operating assets and liabilities:
        Accounts receivable                                        2,985,313         (3,592,698)
        Refundable income taxes                                      817,493                  --
        Other current assets                                         157,816         (1,491,734)
        Deferred revenue                                           3,324,801             96,121
        Accounts payable                                             180,490            419,971
        Accrued compensation                                        (794,607)            39,183
                                                                                       (794,607)
        Other accrued liabilities and income taxes payable          (766,630)           710,720
                                                                ------------       ------------
Net cash provided by (used in) operating activities               10,369,690           (314,948)

INVESTING ACTIVITIES
Purchases of equipment, furniture and fixtures                    (1,476,490)        (1,214,966)
Additions to capitalized software costs                           (1,717,636)        (1,556,099)
Increase of intangible assets                                       (150,000)                --
Advances to officers                                                  58,095             50,700
Other assets                                                         (87,758)             3,160
                                                                ------------       ------------
Net cash used in investing activities                             (3,373,789)        (2,717,205)

FINANCING ACTIVITIES
Issuance of common stock, net                                        625,481            338,850
                                                                ------------       ------------
Net cash provided by financing activities                            625,481            338,850
                                                                ------------       ------------
Net increase (decrease) in cash and cash equivalents               7,621,382         (2,693,303)
Cash and cash equivalents at beginning of period                  47,142,555         13,004,609
                                                                ------------       ------------
Cash and cash equivalents at end of period                      $ 54,763,937       $ 10,311,306
                                                                ============       ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash paid during the period for interest                       $     20,393       $     27,518
                                                                ============       ============
 Cash paid during the period for income taxes                   $  1,425,000       $  1,559,200
                                                                ============       ============


See accompanying notes

                              DATAWORKS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.    BASIS OF PRESENTATION

The interim unaudited consolidated financial statements included herein have been prepared by DataWorks Corporation (the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the consolidated financial position of the Company as of June 30, 1997 and the results of operations for the three and six month periods ended June 30, 1997 and 1996, and changes in cash flows for the three and six month periods ended June 30, 1997 and 1996 have been included. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The results of operations for the interim period ended June 30, 1997 are not necessarily indicative of the results which may be reported for any other interim period or for the year ended December 31, 1997.

2.    NET INCOME PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which supersedes APB Opinion 15. Statement No. 128 replaces the presentation of primary EPS with "Basic EPS" which includes no dilution and is based on weighted-average common shares outstanding for the period. Companies with complex capital structures, including the Company, will also be required to present "Diluted EPS" that reflects the potential dilution of securities like employee stock options and warrants to purchase common stock. Statement No. 128 is effective for financial statements issued for periods ending after December 15, 1997. The Company has not yet determined what the impact of Statement No. 128 will be on the calculation of earnings per share.


3.    SUBSEQUENT EVENTS

On July 31, 1997, the Company entered into a definitive agreement (the "Merger Agreement") with Interactive Group, Inc. ("Interactive") pursuant to which Interactive will become a wholly-owned subsidiary of the Company in a stock-for-stock merger (the "Merger") intended to qualify as a tax-free reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended, and be accounted for as a pooling-of-interests for financial reporting purposes. Under the terms of the Merger Agreement, stockholders of Interactive will receive 0.8054 shares of the Company's common stock for each share of Interactive common stock they own at the time the Merger is consummated. In addition, options and warrants to acquire Interactive common stock will be converted as a result of the Merger into equivalent options and warrants for Company common stock, based upon the exchange ratio. In connection with the execution of the Merger Agreement, Interactive granted the Company an option to purchase up to 344,531 shares of Interactive common stock (approximately 7.5% of the number of shares currently outstanding), exercisable upon the occurrence of certain events involving a termination of the Merger Agreement. The Merger is expected to be completed this fall, subject to approval of the Merger Agreement and the Merger by the shareholders of the Company and the stockholders of Interactive as well as the satisfaction or waiver of customary closing conditions. The Company expects to incur costs associated with the transaction and integration of the business of approximately $9.5 million, net of estimated tax benefit of approximately $4.5 million. In connection with the execution of the Merger Agreement, certain stockholders of Interactive owning approximately 39% of the outstanding shares of Interactive common stock and certain shareholders of the Company owning approximately 20% of the outstanding shares of Company common stock have entered into forms of Voting Agreements pursuant to which they have agreed to vote their shares in favor of approval of the Merger Agreement and the Merger. The Company has filed a Current Report on Form 8-K (date of report: July 31, 1997) with respect to the transactions involving the Company and Interactive, and the foregoing description of such transactions and the various agreements entered into in connection therewith is qualified in its entirety by reference to the documents filed as exhibits to such Form 8-K.

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

RESULTS OF OPERATIONS

The following table sets forth the percentage of total revenues represented by certain statement of operations data for the periods indicated:


                                          THREE MONTHS ENDED          SIX MONTHS ENDED
                                               JUNE 30,                   JUNE 30,
                                     --------------------------   -------------------------
                                        1997           1996          1997           1996
                                     -----------    -----------   -----------    ----------
                                                            (UNAUDITED)
Revenues:
    Software licenses                        49 %           59 %          50 %          58 %
    Hardware                                  9              9             9            10
    Maintenance and other services           42             32            41            32
                                     -----------    -----------   -----------    ----------
Total revenues                              100            100           100           100
Cost of revenues:
    Software licenses                         4              5             3             5
    Hardware                                  7              7             7             7
    Maintenance and other services           27             24            26            24
                                     -----------    -----------   -----------    ----------
Total cost of revenues                       38             36            36            36
                                     -----------    -----------   -----------    ----------
Gross profit                                 62             64            64            64
Operating expenses:
    Sales and marketing                      35             30            32            29
    Research and development                  9              7             9             7
    General and administrative               12             12            12            13
                                     -----------    -----------   -----------    ----------
Total operating expenses                     56             49            53            49
                                     -----------    -----------   -----------    ----------
Income from operations                        6             15            11            15
Other income, net                             3              1             2             1
                                     -----------    -----------   -----------    ----------
Income before income taxes                    9             16            13            16
Provision for income taxes                    3              8             4             8
                                     -----------    -----------   -----------    ----------
Net income (loss)                             6 %            8 %           9 %           8 %
                                     ===========    ===========   ===========    ==========

        Revenues. Total revenues increased 13% to $17.3 million from $15.3 million and increased 24% to $34.0 million from $27.5 million for the three and six month periods ended June 30, 1997, respectively, as compared to the same periods in 1996. These increases in total revenues were primarily due to growth in maintenance and other service revenues, which increased 52% and 56% for the three and six month periods ended

June 30, 1997, respectively, as compared to the same periods in 1996. The growth in maintenance and other service revenues was due primarily to increased capacity created by the growth in the Company's service organization and by the addition of new customers. Software license revenues decreased 6% to $8.5 million from $9.1 million for the three month period ended June 30, 1997 as compared to the same period in 1996, however, software license revenues increased 8% to $17.1 million from $15.8 million for the six month period ended June 30, 1997 as compared to the same period in 1996. The lower software license revenues for the three month period ended June 30, 1997 as compared to the same period in 1996 was caused by delayed customer purchasing decisions, as well as weakness in the performance of certain of the Company's sales regions. The growth in software license revenues for the six month period ended June 30, 1997 as compared to the same period in 1996 was attributable to expansion of the sales force and increased marketing efforts, offset by the timing delays on customer orders experienced in the second quarter of 1997. Hardware revenues as a percentage of total revenue remained at approximately 9% for the three month period ended June 30, 1997 and 1996 and declined to 9% from 10% for the six month period ended June 30, 1997 as compared to the same period in 1996. This reflected an increasing tendency for new customers who purchase PC-based systems to purchase hardware directly from third party vendors.

        Cost of Revenues. Total cost of revenues increased 18% to $6.5 million from $5.6 million and increased 23% to $12.4 million from $10.0 million for the three and six month periods ended June 30, 1997, respectively, as compared to the same periods in 1996. These increases were attributable to the increase in cost of maintenance and other service revenues, which increased 29% and 35% for the three and six month periods ended June 30, 1997, respectively, as compared to the same periods in 1996. These increases were primarily due to the continued expansion of the Company's professional service organization required to support growth in customer accounts. The costs related to software license revenues decreased 20% and 19% for the three and six month periods ended June 30, 1997, respectively, as compared to the same periods in 1996. The decreases in the cost of software license revenues for these periods were due primarily to reductions in database costs on a per user basis.

        Gross Profit. Gross profit increased 10% to $10.7 million from $9.8 million and increased 24% to $21.6 million from $17.5 million for the three and six month periods ended June 30, 1997, respectively, as compared to the same periods in 1996. These increases were directly related to the increase in total revenues and were positively effected by increased profitability attained on software license revenues for the three and six month periods ended June 30, 1997, respectively, as compared to the same periods in 1996. In addition, the gross profit on maintenance and other service revenues increased to 35% and 36% from 23% and 26% for the three and six month periods ended June 30, 1997, respectively, as compared to the same periods in 1996.

        Sales and Marketing Expenses. Sales and marketing expenses increased 33% to $6.0 million from $4.5 million and increased 37% to $11.0 million from $8.0 million for the three and six month periods ended June 30, 1997, respectively, as compared to the same periods in 1996. These increases in sales and marketing expenses were attributable to the Company's expansion of its sales force, increased marketing efforts, commissions, travel, and other expenses related directly to the increased sales activity. The Company expects that sales and marketing expenses will continue to increase in absolute dollars as it expands its sales and marketing programs.

        Research and Development Expenses. Research and development expenses are comprised primarily of salaries and a portion of the Company's overhead for its in-house staff and amounts paid to outside consultants hired by the Company, as appropriate, to supplement the product development efforts of its in-house staff. Research and development expenses are charged to operations as incurred. Certain software production costs related to the Company's ECS product, however, are capitalized as required by Statement of Financial Accounting Standards No. 86, "Accounting for Software Costs." Amortization of these costs will begin when the product is available for general release. The Company currently anticipates commencing beta shipments of the initial phase of its ECS system in late 1997. However, there can be no assurance that the Company will commence such shipments in 1997, or at all. The Company does not capitalize development software costs for any product other than ECS. As of June 30, 1997, the amount capitalized for ECS was approximately $6.0 million.

        Gross research and development costs increased 52% to $2.5 million from $1.6 million and 55% to $4.7 million from $3.0 million for the three and six month periods ended June 30, 1997, respectively, as compared to the same periods in 1996. Gross research and development expenditures for the three and six month periods ended June 30, 1997 and 1996 included capitalized ECS product software costs of approximately $876,000, $618,000, $1.6 million and $1.1 million, respectively. The increase in expenditures was due primarily to the employment of additional development personnel and reflects the Company's belief that investments in research and development are necessary to maintain a competitive position in its targeted markets. For the foreseeable future, the Company anticipates continued increased expenditures on research and development for both the enhancement of current products and the addition of new products.

        General and Administrative Expenses. General and administrative expenses increased 11% to $2.1 million from $1.9 million and increased 14% to $3.9 million from $3.4 million for the three and six month periods ended June 30, 1997, respectively, as compared to the same periods in 1996. These increases in absolute dollars are due primarily to the increase in administrative staff necessary to manage the growth of the Company.

        Other Income, net. Net interest income increased 375% to $512,000 from $108,000 and increased 303% to $959,000 from $238,000 for the three and six month periods ended June 30, 1997, respectively, as compared to the same periods in 1996. The net interest income for the three and six month periods ended June 30, 1997 relates primarily to the income from the investment of the Company's net proceeds from its follow-on equity offering in December 1996. The net interest income for the three and six month periods ended June 30, 1996 relates to the income from the investment of a portion of the net proceeds from the Company's initial public offering in October 1995.

        Provision for Income Taxes. For the three and six month periods ended June 30, 1997 the Company's estimated effective tax rate was 33% and 35%, respectively, due primarily to the tax-free interest income earned on the Company's short-term investments. The effective tax rate for both the three and six month periods ended June 30, 1996 was 49.5%, as the annual effective tax rate was impacted by the non-deductibility of certain of the DCD acquisition and related costs.

LIQUIDITY AND CAPITAL RESOURCES

In December 1996, the Company completed a follow-on equity offering of 2,300,000 shares of Common Stock at $21.00 per share, of which 2,112,735 shares were sold by the Company for net proceeds of approximately $41.3 million. The net proceeds received by the Company were for additional working capital, general corporate purposes, including expansion of general sales and marketing and customer support activities, international expansion and possible acquisitions and joint ventures. Substantially all of the net proceeds received by the Company were invested in short-term marketable securities. As of June 30, 1997, the Company had cash and cash equivalents totaling approximately $54.8 million. The Company's principal commitments as of June 30, 1997 consisted primarily of leases on facilities and equipment and completion of the ECS product.

The Company has an uncommitted line of credit of $6.0 million with a domestic bank. This uncommitted arrangement can be withdrawn by the lender at any time, at their option. As of June 30, 1997, the Company had no borrowings outstanding under this line of credit.

The Company finances its operations primarily through cash flow from operations and its current cash and short-term investment balances. For the six month period ended June 30, 1997, operating activities provided cash of approximately $10.4 million, primarily through net income, increase in deferred revenues and the reduction in accounts receivable caused by increased cash collections. The Company's principal uses of cash for investing activities were for capital equipment of approximately $1.5 million and the funding of the Company's ECS product of approximately $1.7 million. The increase in capital equipment was due to increases in personnel, establishment of an additional regional training facility in Dallas, Texas and the upgrading of four regional training facilities. Financing activities from the exercise of stock options and from stock purchased by employees through the Company's Employee Stock Purchase Plan provided net cash of approximately $625,000 during the six months ended June 30, 1997.

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

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         The Annual Meeting of Shareholders was held on May 29, 1997. At such meeting Stuart W. Clifton, Norman R. Farquhar, Nathan W. Bell, Tony N. Domit, William P. Foley II, Ronald S. Parker and Roy Thiele-Sardina were elected to the Board of Directors for the ensuing year. The voting for each of the above named individuals was 9,233,010 shares for election, no abstentions and 17,275 shares withheld, respectively.

         The proposal to approve the Company's 1995 Equity Incentive Plan, as amended, to, among other things, increase the aggregate number of shares authorized for issuance under such plan by 800,000 shares was ratified by the shareholders. The vote was 6,147,777 shares for approval, 1,675,340 shares against approval, 1,417,178 broker non-votes and 9,990 abstentions.

         The proposal to approve the Company's 1995 Employee Stock Purchase Plan, as amended, to increase the aggregate number of shares authorized for issuance under such plan by 150,000 shares was ratified by the shareholders. The vote was 6,745,056 shares for approval, 1,168,296 shares against approval, 1,329,243 broker non-votes and 7,690 abstentions.

         The proposal to approve the Company's 1995 Non-Employee Director's Stock Option Plan, as amended, to increase the aggregate number of shares authorized for issuance under such plan by 75,000 shares and to provide that options granted under such plan shall vest over a three-year period was ratified by the shareholders. The vote was 7,475,779 shares for approval, 433,468 shares against approval, 1,329,243 broker non-votes and 11,795 abstentions.

         The selection of Ernst & Young LLP by the Board of Directors as auditors for the fiscal year ending December 31, 1997 was ratified by the shareholders. The vote was 9,242,605 shares for their selection, 885 shares against their selection and 6,795 abstentions.

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A)   Exhibit Index

               Exhibit 11 - Statement of Computation of Earnings Per Share
               Exhibit 27.1 - Financial Data Schedule (filed electronically only)

         (B) No reports on Form 8-K were filed during the three months ended June 30, 1997.

               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



        DATAWORKS CORPORATION
        (Registrant)



Date:    August 11, 1997             /s/ Stuart W. Clifton
                                     ---------------------------
                                     Stuart W. Clifton
                                     Chairman of the Board and
                                     Chief Executive Officer
                                     (Principal Executive Officer)



Date:    August 11, 1997             /s/ Norman R. Farquhar
                                     ---------------------------
                                     Norman R. Farquhar
                                     Chief Financial Officer and
                                     Director
                                     (Principal Financial Officer)