Form 10-Q
period 1997-09-30
DATAWORKS CORP
filed 1997-11-14
CIK 1000860

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___ TO ___.

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

     As of September 30, 1997, there were 13,915,759 shares of the Registrant's Common Stock outstanding.

================================================================================

                              DATAWORKS CORPORATION
                                 FORM 10-Q INDEX

                                                                                    Page
                                                                                    ----
PART I.       FINANCIAL INFORMATION


Item 1.       Financial Statements

              Condensed Consolidated Balance Sheets as of September 30, 1997
              (unaudited) and December 31, 1996                                       3

              Condensed Consolidated Statements of Operations (unaudited)
              for the Three Months and Nine Months Ended September 30, 1997
              and September 30, 1996                                                  4

              Condensed Consolidated Statements of Cash Flows (unaudited)
              for the Nine Months Ended September 30, 1997
              and September 30, 1996                                                  5

              Notes to Consolidated Financial Statements                              6

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                               8


PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings                                                      11

Item 2.       Changes in Securities                                                  11

Item 3.       Defaults upon Senior Securities                                        11

Item 4.       Submission of Matters to a Vote of Security Holders                    11

Item 5.       Other Information                                                      12

Item 6.       Exhibits and Reports on Form 8-K                                       12

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

                              DATAWORKS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                        SEPTEMBER 30,      DECEMBER 31,
                                                                            1997               1996
                                                                        -------------      ------------
                                                                         (UNAUDITED)
ASSETS
Current assets:
     Cash and cash equivalents                                          $      49,448      $     50,825
     Accounts receivable, net of allowance for doubtful accounts of
       $2,153 and $1,527 at September 30, 1997 and
       December 31, 1996, respectively                                         41,596            39,670
     Deferred income taxes                                                      3,249             3,098
     Other current assets                                                       7,872             7,107
                                                                        -------------      ------------
Total current assets                                                          102,165           100,700

Receivable from officer                                                            97               155
Equipment, furniture and fixtures, net                                          7,931             7,069
Capitalized software costs, net                                                 3,998             5,034
Intangible assets, net                                                          6,266             6,201
Deferred income taxes - long term                                               1,152             1,134
Other assets                                                                      541               461
                                                                        -------------      ------------
Total assets                                                            $     122,150      $    120,754
                                                                        =============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY Current liabilities:
     Accounts payable                                                   $      13,907      $     11,375
     Accrued compensation                                                       6,950             5,974
     Income taxes payable                                                        (787)            1,871
     Deferred revenue                                                          12,743             9,939
     Current portion of line of credit                                            545             1,200
     Current portion of notes payable                                            --                 813
     Other accrued liabilities                                                  6,252             2,702
                                                                        -------------      ------------
Total current liabilities                                                      39,610            33,874

Deferred income taxes                                                           2,736             2,801
Deferred rent                                                                     100               126
Long-term obligations, net of current portion                                   1,571             1,864

Shareholders' equity:
    Common stock, no stated par value:
       Authorized shares - 25,000
       Issued and outstanding shares - 13,916 and 13,570 at
         September 30, 1997, and December 31, 1996, respectively               80,669            78,703
Retained earnings (deficit)                                                    (2,613)            3,249
Cumulative foreign currency translation adjustments                                77               137
                                                                        -------------      ------------
Total shareholders' equity                                                     78,133            82,089
                                                                        -------------      ------------
Total liabilities and shareholders' equity                              $     122,150      $    120,754
                                                                        =============      ============

See accompanying notes

                              DATAWORKS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                  (in thousands, except per share information)


                                             THREE MONTHS ENDED             NINE MONTHS ENDED
                                                SEPTEMBER 30,                 SEPTEMBER 30,
                                          ------------------------      ------------------------
                                            1997           1996           1997           1996
                                          ---------      ---------      ---------      ---------
Revenues:
     Software licenses                    $  20,109      $  12,284      $  48,215      $  37,699
     Hardware                                 2,709          3,208          8,005          9,800
     Maintenance and other services          15,369         12,184         44,412         35,247
                                          ---------      ---------      ---------      ---------
Total revenues                               38,187         27,676        100,632         82,746

Cost of revenues:
     Software licenses                        2,752          1,330          6,082          4,753
     Hardware                                 2,058          2,350          6,061          7,218
     Maintenance and other services          10,637          8,815         30,984         25,772
                                          ---------      ---------      ---------      ---------
Total cost of revenues                       15,447         12,495         43,127         37,743
                                          ---------      ---------      ---------      ---------

Gross profit                                 22,740         15,181         57,505         45,003

Operating expenses:
     Sales and marketing                     10,979          7,270         28,523         20,508
     Research and development                 2,750          2,370          7,824          6,592
     General and administrative               5,194          3,804         12,969         10,542
     Acquisition and related costs           15,565          3,656         15,565          3,656
                                          ---------      ---------      ---------      ---------
Total operating expenses                     34,488         17,100         64,881         41,298
                                          ---------      ---------      ---------      ---------

Income (loss) from operations               (11,748)        (1,919)        (7,376)         3,705
Other income, net                               446             22          1,262            188
                                          ---------      ---------      ---------      ---------

Income (loss) before income taxes           (11,302)        (1,897)        (6,114)         3,893
Provision (credit) for income taxes          (2,112)          (887)          (253)         1,844
                                          ---------      ---------      ---------      ---------

Net income (loss)                         $  (9,190)     $  (1,010)     $  (5,861)     $   2,049
                                          =========      =========      =========      =========

Per share information:
     Net income (loss)                    $    (.66)     $    (.09)     $    (.43)     $     .17
                                          =========      =========      =========      =========

Shares used in per share computations        13,870         11,312         13,765         11,748
                                          =========      =========      =========      =========

See accompanying notes

                              DATAWORKS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (in thousands)

                                                                                   NINE MONTHS ENDED SEPTEMBER 30,
                                                                                 ----------------------------------
                                                                                      1997                1996
                                                                                 --------------      --------------
OPERATING ACTIVITIES
Net income (loss)                                                                $       (5,861)     $        2,049
Adjustments to reconcile net income (loss) to net cash provided by (used in)
   operating activities:
     Depreciation and amortization of intangible assets                                   3,652               2,361
     Non cash acquisition and related costs                                               5,275                --
     Compensation relating to the granting of options and stock bonus                        67                  66
     Deferred rent expense                                                                  (27)                (27)
     Deferred income taxes                                                                 (234)                (65)
     Changes in operating assets and liabilities:
          Accounts receivable                                                            (2,126)             (7,411)
          Other current assets                                                           (1,185)             (2,175)
          Deferred revenue                                                                1,754                (896)
          Accounts payable                                                                2,532               4,302
          Accrued compensation                                                              976                 329
          Other accrued liabilities and income taxes payable                                263                 131
                                                                                 --------------      --------------
Net cash provided by (used in) operating activities                                       5,086              (1,336)

INVESTING ACTIVITIES
Purchases of equipment, furniture and fixtures                                           (3,523)             (3,511)
Additions to capitalized software costs                                                  (2,750)             (2,300)
Increase of intangible assets                                                              (239)               --
Advances to officers                                                                         58                  51
Other assets                                                                                (80)                (46)
                                                                                 --------------      --------------
Net cash used in investing activities                                                    (6,534)             (5,806)

FINANCING ACTIVITIES
Net short-term borrowings (payments)                                                       (655)              1,090
Proceeds from long-term borrowings                                                          500                --
Payments on long-term obligations                                                        (1,740)               (449)
Issuance of common stock, net                                                             1,966               1,167
                                                                                 --------------      --------------
Net cash provided by financing activities                                                    71               1,808

Net decrease in cash and cash equivalents                                                (1,377)             (5,334)
Cash and cash equivalents at beginning of period                                         50,825              17,472
                                                                                 --------------      --------------
Cash and cash equivalents at end of period                                       $       49,448      $       12,138
                                                                                 ==============      ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash paid during the period for interest                                        $          371      $          228
                                                                                 ==============      ==============
 Cash paid during the period for income taxes                                    $        1,649      $        1,821
                                                                                 ==============      ==============

See accompanying notes

                              DATAWORKS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)




1.     BASIS OF PRESENTATION

The interim unaudited condensed consolidated financial statements included herein have been prepared by DataWorks Corporation (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated financial position of the Company as of September 30, 1997 and the results of operations for the three and nine month periods ended September 30, 1997 and September 30, 1996, and changes in cash flows for the nine month periods ended September 30, 1997 and 1996 have been included. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto filed with the Company's Current Report on Form 8-K dated September 29, 1997. The results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of the results which may be reported for any other interim period or for the year ended December 31, 1997.

On September 29, 1997, the Company acquired Interactive Group, Inc. ("Interactive") in a stock-for-stock transaction (the "Merger") accounted for as a pooling-of-interests pursuant to an Agreement and Plan of Merger and Reorganization by and among the Company, DataWorks Acquisition Sub, Inc., and Interactive dated July 31, 1997 (the "Merger Agreement"). Accordingly, the condensed consolidated financial statements present, for all periods, the combined financial results of DataWorks Corporation and Interactive Group, Inc.

2.    PER SHARE INFORMATION

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

3.     ACQUISITIONS

On September 29, 1997 the acquisition of Interactive was approved by shareholders of both companies and the acquisition was consummated. Under the terms of the Merger Agreement, stockholders of Interactive received 0.8054 shares of the Company's common stock for each share of Interactive common stock they owned at the time the Merger was consummated. In addition, options and warrants to acquire Interactive common stock were converted as a result of the Merger into equivalent options and warrants for Company common stock, based upon the exchange ratio. At the closing of the Merger, the Company issued approximately 3.7 million shares, which constituted approximately 26.8% of the outstanding common stock immediately after the acquisition. Based upon the closing price of DataWorks' common stock on September 29, 1997, this transaction was valued at approximately $68.9 million.

Interactive develops, markets, implements and supports integrated business information systems that enable discrete manufacturers to manage their enterprise-wide information requirements.

This acquisition was intended to qualify as a tax-free reorganization for federal income tax purposes and was accounted for as a pooling-of-interests by DataWorks. Accordingly, the condensed consolidated financial statements present, for all periods, the combined financial results of DataWorks and Interactive. Adjustments made to conform the

                              DATAWORKS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

3.    ACQUISITIONS (CONTINUED)

accounting policies of the combined companies were immaterial. Separate results for each of DataWorks' and Interactive's three and nine months ended September 30, 1997 and 1996 were as follows (in thousands):

                                           DataWorks       Interactive       Combined
                                          -----------      -----------      -----------
Three months ended September 30, 1996
Total revenues                            $    14,807      $    12,869      $    27,676
Net loss                                         (684)            (326)          (1,010)

Three months ended September 30, 1997
Total revenues                                 19,676           18,511           38,187
Net loss                                       (6,762)          (2,428)          (9,190)

Nine months ended September 30, 1996
Total revenues                                 42,285           40,461           82,746
Net income                                      1,479              570            2,049

Nine months ended September 30, 1997
Total revenues                                 53,678           46,954          100,632
Net loss                                       (3,798)          (2,063)          (5,861)


In connection with the acquisition, the Company recorded one-time acquisition and related costs during the third quarter of 1997, totaling $15.6 million. These costs included transaction costs of approximately $5.3 million, certain capitalized software costs of approximately $3.6 million, certain asset write-offs of approximately $3.0 million, estimated costs to combine and integrate operations of approximately $3.2 million and other acquisition related costs of approximately $462,000. In connection with the merger, the Company has acquired certain Oracle-based products which will allow the Company to redirect and focus its ECS product to the Microsoft centric sequel server-based product. This redirection creates an opportunity for the Company to cease development of certain features of the ECS product. Therefore, the Company has included approximately $3.6 million of capitalized software costs in the acquisition and related costs. The transaction costs include investment banking fees, legal and accounting fees and expenses necessary to integrate and combine the operations of the two companies.

In connection with the acquisition of DCD Corporation during the third quarter of 1996, the Company recorded one-time acquisition and related costs totaling $3.7 million. These costs included transaction costs of approximately $2.0 million, estimated costs to combine and integrate operations of approximately $1.5 million and other acquisition related costs of approximately $118,000.

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

The Company derives a significant portion of its revenues from its international business, which is subject to various risks common to international activities, including currency fluctuations. Revenues and expenses of the Company's international operations are translated at the average exchange rate in effect during the period. Translation adjustments are reported as a separate component of shareholders' equity.

Fluctuations in quarterly and annual results may occur as a result of factors affecting demand for the Company's products such as the timing of the Company's and competitors' new product introductions and product enhancements. Due to such fluctuations, historical results and percentage relationships are not necessarily indicative of the operating results for any future period. The forward-looking comments contained in the following discussion involve risks and uncertainties. The Company's actual results may differ materially from those discussed here. Factors that could cause or contribute to such differences can be found in the following discussion and elsewhere throughout this Quarterly Report on Form 10-Q, as well as in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, Registration Statement on Form S-4 (No. 333-33451), as amended, and Current Report on Form 8-K dated September 29, 1997.

RESULTS OF OPERATIONS

The following table sets forth the percentage of total revenues represented by certain statement of operations data for the periods indicated:

                                          THREE MONTHS ENDED             NINE MONTHS ENDED
                                             SEPTEMBER 30,                 SEPTEMBER 30,
                                        -----------------------       -----------------------
                                          1997           1996           1997           1996
                                        --------       --------       --------       --------
Revenues:
     Software licenses                        53%            44%            48%            46%
     Hardware                                  7             12              8             12
     Maintenance and other services           40             44             44             42
                                        --------       --------       --------       --------
Total revenues                               100            100            100            100
Cost of revenues:
     Software licenses                         7              5              6              6
     Hardware                                  5              8              6              9
     Maintenance and other services           28             32             31             31
                                        --------       --------       --------       --------
Total cost of revenues                        40             45             43             46
                                        --------       --------       --------       --------
Gross profit                                  60             55             57             54
Operating expenses:
     Sales and marketing                      29             26             28             25
     Research and development                  7              9              8              8
     General and administrative               14             14             13             13
     Acquisition and related costs            41             13             15              4
                                        --------       --------       --------       --------
Total operating expenses                      91             62             64             50
                                        --------       --------       --------       --------
Income (loss) from operations                (31)            (7)            (7)             4
Other income, net                              1           --                1           --
                                        --------       --------       --------       --------
Income (loss) before income taxes            (30)            (7)            (6)             4
Provision (credit) for income taxes           (6)            (3)          --                1
                                        --------       --------       --------       --------
Net income (loss)                            (24)%           (4)%           (6)%            3%
                                        ========       ========       ========       ========

       Revenues. Total revenues increased 38% to $38.2 million from $27.7 million and increased 22% to $100.6 million from $82.7 million for the three and nine month periods ended September 30, 1997, respectively, as compared to the same periods in 1996. These increases in total revenues were primarily due to growth in software license revenues, which increased 64% and 28% for the three and nine month periods ended September 30, 1997, respectively, as compared to the same periods in 1996, and maintenance and other service revenues, which increased 26% for both the three and nine month periods ended September 30, 1997, respectively, as compared to the same periods in 1996. The growth in software license revenues was attributable to expansion of the domestic and international sales force and increased marketing efforts. The growth in maintenance and other service revenues was due primarily to the increase in new customers, and increased capacity created by the growth in the Company's service organization. Hardware revenues as a percentage of total revenues declined to 7% and 8% from 12% for both the three and nine month periods ended September
30, 1997 and 1996, respectively. This reflected an increasing tendency for new customers who purchase PC-based systems to purchase hardware directly from third party vendors.

       Cost of Revenues. Total cost of revenues increased 24% to $15.4 million from $12.5 million and increased 14% to $43.1 million from $37.7 million for the three and nine month periods ended September 30, 1997, respectively, as compared to the same periods in 1996. The increase in cost of revenues for the three and nine month periods was directly related to the increase in revenues.

       Gross Profit. Gross profit increased 50% to $22.7 million from $15.2 million and increased 28% to $57.5 million from $45.0 million for the three and nine month periods ended September 30, 1997, respectively, as compared to the same periods in 1996. Gross profit represented 60% and 55% of total revenues for the quarters ended September 30, 1997 and 1996, respectively, and represented 57% and 54% of total revenues for the nine month periods ended September 30, 1997 and 1996, respectively. These increases were directly related to the increase in total revenues and were positively affected by the increased proportion of software license revenues to total revenues in each of the respective periods in 1997 as compared to 1996. Software license revenues carry a higher gross profit percentage than other components of revenue. In addition, the gross profit on maintenance and other service revenues increased to 31% and 30% from 28% and 27% for the three and nine month periods ended September 30, 1997, respectively, as compared to the same periods in 1996.

       Sales and Marketing Expenses. Sales and marketing expenses increased 51% to $11.0 million from $7.3 million and increased 39% to $28.5 million from $20.5 million for the three and nine month periods ended September 30, 1997, respectively, as compared to the same periods in 1996. Sales and marketing expenses represented 29% and 26% of total revenues for the quarters ended September 30, 1997 and 1996, respectively, and represented 28% and 25% of total revenues for the nine month periods ended September 30, 1997 and 1996, respectively. These increases in sales and marketing expenses were attributable to the Company's expansion of its domestic and international sales force, increased marketing efforts, travel, commissions and other expenses related directly to the increased sales activity. The Company expects that sales and marketing expenses will continue to increase in absolute dollars as it expands its sales and marketing programs.

       Research and Development Expenses. Research and development expenses are comprised primarily of salaries and a portion of the Company's overhead for its in-house staff and amounts paid to outside consultants hired by the Company, as appropriate, to supplement the product development efforts of its in-house staff. Research and development expenses are charged to operations as incurred. Certain software production costs related to the Company's ECS product, however, are capitalized as required by Statement of Financial Accounting Standards No. 86, "Accounting for Software Costs." Amortization of these costs will begin when the product is available for general release. The Company currently anticipates commencing beta shipments of the initial phase of its ECS system in early 1998. However, there can be no assurance that the Company will commence such shipments in 1998, or at all. As of September 30, 1997, the amount capitalized for ECS was approximately $3.4 million, net of approximately $3.6 million of costs included in acquisition and related costs.

       Gross research and development costs increased 21% to $3.8 million from $3.1 million and 24% to $10.4 million from $8.5 million for the three and nine month periods ended September 30, 1997, as compared to the same periods in 1996. Gross research and development expenditures for the three and nine months periods ended September 30, 1997 and 1996 included capitalized software costs of approximately $1.0 million, $2.6 million, $744,000 and $1.9 million, respectively. The increase in expenditures was due primarily to the employment of additional development personnel and reflects the Company's belief that investments in research and development are necessary to maintain a competitive position in its targeted markets. For the foreseeable future, the Company anticipates continued increased expenditures on research and development for both the enhancement of current products and the addition of new products.

       General and Administrative Expenses. General and administrative expenses increased 37% to $5.2 million from $3.8 million and increased 23% to $13.0 million from $10.5 million for the three and nine month periods ended September 30, 1997, respectively, as compared to the same periods in 1996. These increases in absolute dollars are due primarily to the increase in administrative staff and the related facility costs necessary to manage the growth of the Company.

       Acquisition and Related Costs. Acquisition and related costs of $15.6 million in 1997 represent the non-recurring costs incurred in connection with the acquisition of Interactive. These costs included transaction costs, including investment banking fees, legal and accounting fees and expenses necessary to integrate and combine the operations of the two companies. In connection with the merger, the Company has acquired certain Oracle-based products which will allow the Company to redirect and focus its ECS product to the Microsoft centric sequel server-based product. This redirection creates an opportunity for the Company to cease development of certain features of the ECS product. Therefore, the Company has included approximately $3.6 million of capitalized software costs in acquisition and related costs. The acquisition and related costs of $3.7 million in 1996 represent the non-recurring costs incurred in connection with the acquisition of DCD Corporation.

       Other Income, net. Net interest income increased 1,927% to $446,000 from $22,000 and increased 571% to $1,262,000 from $188,000 for the three and nine month periods ended September 30, 1997, respectively, as compared to the same periods in 1996. The net interest income for the three and nine month periods ended September 30, 1997 relates primarily to the income from the investment of the Company's net proceeds from its follow-on equity offering in December 1996, offset by interest expense on short and long-term borrowings by Interactive. The net interest income for the three and nine month periods ended September 30, 1996 relates to the income from the investment of a portion of the net proceeds from the Company's initial public offering in October 1995 offset by interest expense on short and long-term borrowings by Interactive.

       Provision for Income Taxes. For the three and nine months ended September 30, 1997, the Company's estimated effective tax rate was approximately 19%, due primarily to the non-deductibility of certain of the acquisition and related costs. The effective tax rate for these periods without the non-recurring acquisition and related costs would have been approximately 37%. The Company's effective tax rate for the three and nine months ended September 30, 1996 was approximately 49% due primarily to the non-deductibility of certain acquisition and related costs. The effective tax rate for these periods without the non-recurring acquisition and related costs would have been approximately 40%.

LIQUIDITY AND CAPITAL RESOURCES

In December 1996, the Company completed a follow-on equity offering of 2,300,000 shares of Common Stock at $21.00 per share, of which 2,112,735 shares were sold by the Company for net proceeds of approximately $41.3 million. The net proceeds received by the Company were for additional working capital, general corporate purposes, including expansion of general sales and marketing and customer support activities, international expansion and possible acquisitions and joint ventures. Substantially all of the net proceeds received by the Company were invested in short-term marketable securities. As of September 30, 1997, the Company had cash and cash equivalents totaling approximately $49.4 million. The Company's principal commitments as of September 30, 1997 consisted primarily of earnout contingencies related to purchase transactions, leases on facilities and equipment and completion of the ECS product.

The Company has an uncommitted line of credit of $6.0 million with a domestic bank. This uncommitted arrangement can be withdrawn by the lender at any time, at their option. As of September 30, 1997, the Company had no borrowings outstanding under this line. The Company also has a line of credit with a financial institution under which it may borrow up to a total of $1.3 million. Borrowings under this line are secured by substantially all the assets of Interactive (UK) Limited and which expires July 31, 1998. As of September 30, 1997, the Company had $452,000 outstanding under this line.

The Company finances its operations primarily through cash flow from operations and its current cash and short-term investment balances. For the nine month period ended September 30, 1997, operating activities provided cash of approximately $5.1 million. The Company's principal uses of cash for investing activities were for capital equipment of approximately $3.5 million and the funding of the Company's ECS product of approximately $2.8 million. The investment in capital equipment was due to increases in personnel, and establishment and upgrading of regional training facilities. Proceeds from issuance of common stock due to the exercise of stock options and from stock purchased by employees through the Company's Employee Stock Purchase Plan provided net cash of approximately $2.0 million during the nine months ended September 30, 1997.

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


PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

           None

ITEM 2.    CHANGES IN SECURITIES

           (c) Pursuant to the terms of the Merger Agreement, upon the closing of the Merger, warrants to purchase 130,000 shares of Interactive Common Stock at an exercise price of $7.80 per share (the "Warrant") held by Cruttenden Roth Incorporated ("Cruttenden") were assumed by the Company. The Warrant is now exercisable by Cruttenden for an aggregate of 104,702 shares of the Company's Common Stock (which represents the number of shares of Interactive Common Stock underlying the original warrants multiplied by 0.8054, the exchange ratio in the Merger) at an exercise price of $9.69 per share (the original exercise price divided by 0.8054). The Warrant expires at 5:00 p.m., May 23, 2000. The issuance of the Warrant was exempted from registration with the Securities and Exchange Commission in accordance with Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           None

ITEM 4.    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

           A special meeting of shareholders was held on September 29, 1997. At this meeting the proposals to (i) approve and adopt an Agreement and Plan of Merger and Reorganization, dated as of July 31, 1997, among DataWorks, DataWorks Acquisition Sub, Inc., ("SUB"), and Interactive Group, Inc., a Delaware corporation ("Interactive"), (ii) to approve the merger of SUB with and into Interactive, and (iii) approve an amendment to the Bylaws of DataWorks to provide that the authorized number of directors be at least five and no more than nine, all as described in the Prospectus/Joint Proxy Statement, were each ratified. The results of voting for each of the above proposals was 6,089,641 shares for, 95,493 shares against, and 177,362 abstentions.

ITEM 5.    OTHER INFORMATION

           None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (A)    Exhibit Index
           Exhibit 11 - Statements of Consolidated Computation of Earnings Per
                        Share
           Exhibit 27.1 - Financial Data Schedule (filed electronically only)

           (B) Reports on Form 8-K.

           Current Report on Form 8-K dated July 31, 1997 reporting under Item 5 ("Other Events") that Interactive Group, Inc., ("Interactive") had entered into a definitive agreement with DataWorks Corporation, pursuant to which Interactive would become a wholly owned subsidiary of DataWorks in a stock-for-stock merger intended to qualify as a tax-free reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended, and accounted for as a pooling of interests for financial reporting purposes.

           Current Report on Form 8-K dated September 29, 1997 reporting under
           Item 2 ("Acquisition or Disposition of Assets") that DataWorks Corporation had completed its acquisition of Interactive Group, Inc., pursuant to an Agreement and Plan of Merger and Reorganization, dated July 31, 1997.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



           DATAWORKS CORPORATION
           (Registrant)



Date:      November 13, 1997            /s/ Stuart W. Clifton
                                        -----------------------------------
                                        Stuart W. Clifton
                                        Chairman of the Board and
                                        Chief Executive Officer
                                        (Principal Executive Officer)



Date:      November 13, 1997            /s/ Norman R. Farquhar
                                        -----------------------------------
                                        Norman R. Farquhar
                                        Chief Financial Officer and
                                        Director
                                        (Principal Financial Officer)