Form 10-K405
period 1997-12-31
DATAWORKS CORP
filed 1998-03-31
CIK 1000860

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                       OR
[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM           TO

                          COMMISSION FILE NO. 0-26814

                             DATAWORKS CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   CALIFORNIA                                        3-0209937
        (STATE OR OTHER JURISDICTION OF                           (I.R.S. EMPLOYER
         INCORPORATION OR ORGANIZATION)                         IDENTIFICATION NO.)

         5910 PACIFIC CENTER BOULEVARD
                   SUITE 300
             SAN DIEGO, CALIFORNIA                                     92121
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                         (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (619) 546-9600

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE
          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                  COMMON STOCK
                                (TITLE OF CLASS)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 2, 1998 was $278,636,614.*

     The number of shares outstanding of the Registrant's Common Stock was 14,191,964 as of March 2, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Registrant's Definitive Proxy Statement to be filed with the Securities and Exchange Commission (the "Commission") pursuant to Regulation 14A in connection with the 1998 Annual Meeting of Shareholders to be held on June 18, 1998 (the "1998 Annual Meeting") is incorporated herein by reference into Part III of this Report.

     Certain Exhibits filed with the Registrant's Registration Statement on Form SB-2 (Registration No. 33-97022 LA), as amended, the Registrant's Registration Statement on Form S-4 (Registration No. 333-11741) and Interactive Group, Inc.'s Registration Statement on Form S-1 (No. 33-90816), as amended, are incorporated herein by reference with Part IV of this Report.
---------------
* Excludes the Common Stock held by executive officers, directors and shareholders whose beneficial ownership exceeds 5% of the Common Stock outstanding at March 2, 1998. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.
================================================================================

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

     The Company's principal product is Avante, an open system client/server-based product family that is targeted at mid-tier manufacturers. By mid 1999, the Avante product will offer the combined functionality of the individual application suites of ManFact, DataFlo and InfoFlo (acquired through the Company's recent acquisition of Interactive Group, Inc. ["Interactive"]) in one integrated solution. The Company broadened its product line to serve the lower tier segment of the mid-range market with Vista and Vantage. Vista and Vantage are easy-to-use Windows-based products, which the Company acquired through its acquisition of DCD Corporation ("DCD"). The Company also has under development its Impresa for Backoffice system (previously referred to as ECS) , an object oriented, multi-tier client/server-based product that is designed for the upper tier segment of the mid-range market. The Company intends to commence customer shipments of the initial phase of Impresa for Backoffice in late 1998. To address primarily the unique requirements of the aerospace and defense contractors in the mid-range market, especially those with maintenance, repair and overhaul ("MRO") functionality needs, DataWorks has significantly enhanced its commitment to this sector with the availability of Impresa for MRO (previously called JIT and obtained by the Company in its acquisition of Interactive). Impresa for MRO is a product built on a total Oracle technology framework.

     The Company has designed its product family to be affordable and to incorporate a broad range of applications, depth of functionality, ease of use and an ability to be rapidly and economically deployed. The Company's products are comprised of modules that provide and integrate feature-rich applications and that can be configured to comprehensively support a customer's business. DataWorks provides turnkey solutions by integrating its application software products with third party hardware, operating systems, databases and other software products. The Company offers a suite of development tools and a full complement of services to help its customers maximize the benefits of the Company's software products and efficiently implement the Company's ERP solutions. These services include initial system implementation, consultation, customer support desk and maintenance activities, technical and programming services, and periodic enhancement releases of software products.

     In September 1997, the Company acquired Interactive in a stock-for-stock transaction that was accounted for as a pooling-of-interests. The financial results of Interactive have been included in the financial results of the Company included in this Annual Report. The Company believes its acquisition of Interactive offers major advantages in three key areas -- significantly enhanced international operations, including international channels, six offices in Europe as well as a substantial distributor in Germany; more comprehensive mid-tier product offerings; and substantial critical mass which makes DataWorks one of the largest mid-range ERP providers in the world.

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

     Large (multi-billion dollar) manufacturing enterprises increasingly are seeking the efficiencies and competitive advantages of electronically tying together in a supply chain sources of raw materials, component products, and certain outsourced manufacturing processes. Many of the "feeder" suppliers of these products and services to the large manufacturing enterprise are companies in the mid-range manufacturing market. These mid-range companies require systems to address their market diversity, scalability, and localized information systems requirements, along with committed ERP vendor development resources, to electronically link these systems into a wide area network for electronic supply chain management.

THE DATAWORKS SOLUTION

     DataWorks offers open, client/server-based ERP software systems that enable discrete manufacturing companies to re-engineer their businesses to compete more effectively, while responding to the specific needs and limitations of the mid-range market. The Company's current and planned products are designed to meet the ERP needs of all tiers of mid-range manufacturing companies. As companies in the lower and mid-tiers growth, their enterprise-wide management requirements change, and DataWorks provides an efficient migration path to more complex ERP solutions. The Company believes that mid-sized manufacturers in its targeted industry segments represent a significantly higher growth sector than the general manufacturing community at large. The principal elements of the Company's ERP solutions are as follows:

     - OPEN SYSTEMS AND ADVANCED RDBMS ARCHITECTURE

     The Company's family of products addresses the dynamic environment faced by mid-sized manufacturers through a commitment to open systems architecture. DataWorks' software products operate on most major client/server hardware platforms and operating systems, including Microsoft NT and UNIX, wide area networks ("WANs"), local area networks ("LANs") and prominent user interfaces, including Microsoft Windows, Apple Macintosh and ASCII. The Company uses advanced relational database management systems ("RDBMS") that are best suited for the particular application required by mid-range manufacturers, including Ardent Software, Inc., (formerly UniData, Inc. and VMark Software, Inc.), Microsoft Foxpro and Progress Software Corporation ("Progress").

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

     - RAPID DEPLOYMENT

     By offering rapid product deployment and migration among its product lines, the Company seeks to minimize the business interruption to companies that typically results from the introduction of a new or expanded ERP system, thereby enabling such companies to more quickly realize the benefits of a new or expanded ERP system. DataWorks utilizes a highly responsive implementation planning process and focused consulting and training services to design ERP solutions that are "right sized" to satisfy the functionality and rapid deployment needs of diverse customers while remaining within the varied but generally limited budgets of such customers. For example, by utilizing these deployment tools and procedures, the Company is able to complete the enterprise-wide deployment of Avante in three to nine months. Vista, the Company's least expensive ERP system, is virtually self-installable through self-contained tutorials and training tools familiar to most personal computer users, and Vantage can be deployed within three to six months. The Company anticipates deployment of the Impresa for Backoffice system will take significantly longer than that of Avante, but is being designed so that it can be effectively accomplished without significantly disrupting the customer's operations.

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

     - SUPERIOR PRICE/PERFORMANCE

     The Company seeks to achieve superior price and performance by providing its mid-range manufacturing customers with the "right sized" system and associated functionality to meet their ERP needs while satisfying their budgetary constraints. The Company's ERP systems emphasize standard application modules that require minimum customization, advanced yet cost-effective RDBMS and other technologies and highly user-oriented fourth generation language ("4GL") development environments. Furthermore, the Company has standardized the implementation process and supported it with the Company's proprietary software tools, resulting in cost effective and rapid initial deployment of its ERP products.

THE DATAWORKS STRATEGY

     The Company's objective is to be the leading provider of business information solutions and related products and services to mid-range manufacturers within selected markets. The Company's strategy to achieve this objective incorporates the following elements:

     - PROVIDE COMPLETE SOLUTIONS AND PRODUCT MIGRATION PATH

     The Company offers products in each tier of the mid-range manufacturing market to address a broad range of customer needs and provide a product migration path to address the changing needs of growing companies. The Company offers products for both make-to-order and repetitive manufacturers, and seeks to support new manufacturing processes such as demand-flow production and agile manufacturing. The Company complements its product offerings with a full suite of implementation and consulting services, education, training and software tools to assist customers in deriving the maximum benefit from the Company's products. By providing comprehensive solutions, the Company is able to work more closely with customers, sell additional modules or products, and provide additional support services in an ongoing course of business.

     - FOCUSED MARKET STRATEGY

     The Company targets mid-range manufacturing companies with annual revenues between $3 million and $1 billion and historically has focused its efforts on discrete, rather than process, manufacturers. In the mid-tier of the mid-range market, sales of the Company's Avante product solutions have targeted eight primary "highly engineered product" manufacturing sectors: industrial equipment; computer/office equipment; consumer electronics; instrumentation and controls; medical/dental products; transportation/aerospace products; capital equipment; and contract manufactures. This approach has enabled DataWorks to better understand the needs of its customers and to use that knowledge to tailor products and services to those needs. The Company plans to continue to rely on its experience and reputation in these select markets to enhance its competitive position. The Company intends to leverage its expertise in these eight sectors to market and sell its Impresa for Backoffice system currently under development to customers in the upper tier of the mid-range market. The Company further plans to leverage its expertise to enhance sales of its Vista and Vantage products, which are currently focused on a wide range of manufacturers in the lower tier, to emerging growth oriented discrete manufacturers in those eight primary manufacturing sectors.

     - MAINTAIN TECHNOLOGY LEADERSHIP

     DataWorks believes it is a technology leader in the mid-range manufacturing market, as it was one of the first companies to offer ERP client/server solutions for mid-range manufacturers and to introduce full ERP solutions on Microsoft NT. The Company's products are designed to utilize the most effective open systems technologies such as client/server architectures, RDBMS, graphical user interface's ("GUI") and Workflow tools for the mid-range market. The Company incorporates common technology across its product line in order to leverage its development resources and ensure compatibility among products. The Company seeks to develop new modules and incorporate new functionality into its products such as Internet integration, business objects, decision support, manufacturing execution systems ("MES") support, and Object EDI, a cross-product universal transaction processing protocol.

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

     - COMPREHENSIVE SALES AND MARKETING PROCESS

     The Company has developed a sophisticated sales and marketing system designed to enhance its new customer success rate. The Company utilizes a multi-phased sales approach consisting of telemarketing sales for initial qualification, account representatives, systems engineers and the active involvement of senior management. The Company's prospecting system enables account representatives to appropriately qualify prospective customers and track active prospects in significant detail through three stages of sales cycle management, and provides valuable management information to measure performance of its sales force and monitor ongoing sales efforts. The Company intends to leverage its sophisticated sales and marketing system to increase DataWorks' presence in the lower-tier and international markets in an effort to enhance sales and increase new customer success rates. The Company believes its sales processes and prospect management system provide it with a significant competitive advantage.

PRODUCTS

     The business needs and resource requirements of mid-sized manufacturers tend to be considerably different than those of larger companies. Customers in this market generally have small IS departments, budget constraints and limited experience with the advanced technologies inherent in ERP systems. DataWorks has designed its product family to be affordable and to incorporate a broad range of applications, depth of functionality, ease of use and an ability to be deployed rapidly. The Company has products or is developing products with features intended to address the particular needs of each of the lower tier, mid-tier and upper tier segments of the mid-range market.

     The following chart describes the Company's principal existing and planned ERP solutions and typical customer profiles relating to each of them:

                                       LOWER TIER SEGMENT     MID-TIER SEGMENT        UPPER TIER SEGMENT
                                       ------------------    ------------------    -------------------------
                                             VISTA                                      IMPRESA FOR MRO
             PRODUCTS                       VANTAGE                AVANTE          IMPRESA FOR BACKOFFICE(1)
             --------                  ------------------    ------------------    -------------------------
Customer Revenues..................    $3 -- $25 million     $25 -- $200           $200 million -- $1
                                                             million               billion
Type of Manufacturing Operations...    - Entry level         - Make to order       - MRO Functionality
                                       - Basic job shop/     - Mixed mode          - Multi-plant/Global
                                         Make-to-order       - Repetitive            supply chain/
                                                                                   - Distributed system
IS Infrastructure..................    Minimal               Limited               Significant
Price Range........................    $10,000 -- $150,000   $125,000 -- $750,000  $500,000 -- $3 million(1)
Deployment Period..................    1 -- 4 months         3 -- 9 months         (1)

---------------
(1) Impresa for Backoffice is currently under development and, although the Company intends to commence customer shipments of the product in late 1998, there can be no assurance that the Company will commence such shipments on a timely basis, or at all, or if timely shipped, that the Impresa for Backoffice system will achieve market acceptance. As Impresa for Backoffice is currently under development, data on average deployment period and sales cycle is unavailable and the indicated price range is estimated. See "Business -- Products -- Upper Tier: Impresa for Backoffice."

LOWER TIER: VISTA AND VANTAGE

     DataWorks offers Vista and Vantage for its customers with annual revenues typically between $3 million and $25 million. These products are better suited for the lower tier segment of mid-range manufacturers who, as compared to customers who use Avante, have less developed IS infrastructures and lower IS budgets, require shorter deployment periods, and often seek established, user-friendly products.

     Vista is an easy-to-use, Windows-based ERP software package that provides a cost-effective solution for job shops with up to $5 million in revenues. Vista fully integrates 15 core business modules and features single level bills of material capabilities. Vista incorporates the DesignWare feature which permits users to, among other things, define their own screens, add fields, change colors, hide fields, change grid sizes and drag choices from menus to the desktop.

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

     Vista and Vantage, like Avante, are comprised of groups of modules that can be differently configured to comprehensively support a customer's business processes. The following chart describes the Vista and

Vantage modules, and the discussion below points out certain key characteristics of the Vista and Vantage modules:

                              VISTA AND VANTAGE APPLICATION MODULE GROUPS
--------------------------------------------------------------------------------------------------------
                               SALES, DISTRIBUTION
      BUSINESS PLANNING            AND CUSTOMER        PRODUCTION AND MATERIAL          FINANCE AND
       AND ENGINEERING               SERVICE                  OPERATIONS              ADMINISTRATION
-----------------------------  --------------------  ----------------------------  ---------------------
- Bills of Material            - Estimating          - Inventory Management        - Accounts Payable
- Scheduling                   - Order Entry         - Job Control                 - Accounts Receivable
- Shop Vision                  - Quoting             - Purchasing/Receiving        - General Ledger
- Global Finite Rescheduling   - EDI                 - Shop Floor Data Collection  - Payroll
                               - Shipping/Receiving  - Purchasing RFQ              - Report Writer
                                                     - Document Management

     Business Planning and Engineering Group. In Vista and Vantage, the Business Planning and Engineering module allows the production manager to control the sales and shop priorities through a visual scheduling manager. Indented bills of material support provide the ability to retain product information for repeat orders, and "what if" scheduling provides the ability to simulate the impact of new orders and schedule changes.

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

     Prices of Vista and Vantage applications are based on the specific product line, the modules purchased and the number of concurrent users. The average sales prices of Vista and Vantage are $12,000 and $65,000, respectively. As of December 31, 1997, these two products, cumulatively, were licensed to more than 1,500 customers.

MID-TIER: AVANTE

     DataWorks historically has focused its marketing, product development and services resources on "highly engineered product" companies with annual revenues typically between $25 million and $200 million in eight principal industries: industrial equipment; computer/office equipment; consumer electronics; instrumentation and controls; medical/dental products; transportation/aerospace products; capital equipment; and contract manufacturers. Avante provides three principal application software suites that address the needs of its customers in this mid-tier. One of Avante's application suites is directed toward manufacturers generally making high-volume products, often utilizing repetitive/just-in-time techniques, that are either make-to-stock or configure-to-order, and which may have some smaller make-to-order requirements. In a second application suite, Avante supports customers who have mixed-mode manufacturing techniques. Avante's third application suite is oriented toward make-to-order or engineer-to-order manufacturers that typically have diverse project management and project costing requirements, as well as a smaller element of make-to-stock requirements. Avante includes application components developed internally by DataWorks and some acquired with the acquisitions of Madic-Compufact Corporation ("MCC") in June 1994 and Interactive in September 1997.

     The Avante system is comprised of groups of modules that comprehensively support a manufacturing company's business process. These modules provide and integrate feature-rich applications, are built upon a common set of design and development standards and tools, and share a common database architecture. Avante is highly modular in nature and can be scaled from small to large configurations on a variety of platforms supporting the Microsoft NT and UNIX operating systems. This enterprise-wide system can be implemented in a variety of multi-currency, multi-company and multi-plant environments networked through client and host-based configurations.

     The following chart describes the Avante modules, and the discussion below points out certain key characteristics of Avante modules:

                                     AVANTE APPLICATION MODULE GROUPS
-----------------------------------------------------------------------------------------------------------
 BUSINESS PLANNING AND      SALES, DISTRIBUTION AND       PRODUCTION AND MATERIAL          FINANCE AND
      ENGINEERING              CUSTOMER SERVICE                  OPERATIONS              ADMINISTRATION
-----------------------  -----------------------------  ----------------------------  ---------------------
- Capacity               - Customer Service             - Inventory Management        - Accounts Payable
  Requirements Planning  - Electronic Data Interchange  - Lot/Serial Control          - Accounts Receivable
- Engineering Change     - Estimating                   - MES                         - Budgeting
  Control                - Field Service                - Multi-Plant Control         - Cost Accounting
- Forecasting            - Quoting                      - Production Activity         - Currency and VAT
- Master Production      - Sales Order                    Management                    - Executive
  Scheduling             - Shipping/Returned Material   - Project Management            Information System
- Material Requirements                                 - Purchasing/Receiving        - Fixed Assets
  Planning                                              - Quality Control             - General Ledger
- Product Configurator                                  - Repetitive Manufacturing    - Payroll
- Product Definition                                    - Shop Floor Data Collection  - Personnel
                                                        - Work Order Control

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

     Production and Material Operations Group. The Production and Material Operations Group provides a means to record, track and measure production, material, labor, quality and cost flows throughout the manufacturing and purchasing processes. Inventory tracking is provided by company, plant, warehouse and location with full traceability. Traditional work order, as well as rate and cell-based just-in-time production is supported and fully integrated with detailed shop floor and quality control reporting. Blanket and contract orders, EDI and detailed supplier analysis reporting is provided in the purchasing application.

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

     The average price of DataWorks' Avante ERP system (exclusive of hardware) sold to new customer sites in DataWorks' target market increased to approximately $325,000 in 1997 from approximately $251,000 in 1996. As of December 31, 1997, the Avante product was licensed to more than 1,000 customers at more than 1,200 customer sites.

UPPER TIER: IMPRESA PRODUCT FAMILY

     Impresa for MRO (previously called JIT and obtained by the Company in its acquisition of Interactive) is a software system consisting of standardized modules and a family of additional integration modules.

Impresa for MRO is designed primarily for MRO and contract manufacturing, including a fully integrated suite of software supporting supply chain management, repair and overhaul, manufacturing, quality, financial and project management applications which are designed to support an enterprise's business processes in an industrial company. Impresa for MRO is typically sold to large organizations in need of a fully integrated enterprise-wide system that can accommodate multiple geographic sites, including international operations.

     Impresa for MRO is a complete set of Oracle-based client/server applications which operates in a flexible UNIX operating environment and is designed to manufacturing, accounting and human engineering standards. The major components of Impresa for MRO's architecture are (i) client/server enterprise resource planning within an open systems UNIX platform; (ii) a three-tiered model (Presentation Clients, Application and Database Servers); (iii) use of the Oracle 4GL toolset and Developer/2000 which provides easy site extension, personalization and deployment of applications on the Internet and Intranet; and
(iv) use of the Oracle version 7 database. The Impresa for MRO software application modules can be grouped into the functions of supply chain management, operations, system applications, financial applications, engineering and integration.

     The Impresa for Backoffice system, which the Company has under development, has been designed to address the ERP needs of the upper tier of the mid-range manufacturing market. This upper tier consists of companies with annual revenues ranging from $200 million to $1 billion. These organizations typically have substantial IS staff because supporting a variety of both standard and custom applications in a dynamic, multi-national corporation requires a significant investment in information services. These enterprises are better able to invest in the tools and technology necessary to support a complex, fully distributed client/server computing environment and to provide the depth of staff and technological expertise to maintain a more "customized" application set.

     DataWorks believes its Impresa for Backoffice system will provide valuable depth to its product family and will enable the Company to provide a product for the upper tier that is complementary to its mid-tier product, Avante. Generally, DataWorks believes that products currently offered by ERP vendors serving Fortune 1000 firms that might potentially compete with the Company in the upper tier of the mid-range manufacturing market are complex and expensive, and usually require a multi-year "custom implementation" process. The Company believes the Impresa for Backoffice system can be competitive with the products currently offered by large ERP system vendors by offering superior technology, a more open solution, competitive pricing and shorter, less costly deployment periods. The Company intends that the Impresa for Backoffice system, in addition to providing DataWorks with a product solution for the upper tier of the mid-range market, will also provide a migration path for the Company's current customers using Avante or an earlier derivative product that may outgrow those ERP systems and require the features of the Impresa for Backoffice system.

     The Impresa for Backoffice system is a second generation client/server application for manufacturing, planning, inventory, engineering, distribution, service and finance. While the Avante system provides a tightly coupled 4GL tool set and database architecture, Impresa for Backoffice is built on tools and database architectures from established market leaders, such as Microsoft, IBM, Oracle and Sybase, to promote flexibility and technology independence. The Company believes that the flexible and independent Impresa for Backoffice system architecture can be managed with the significant IS resources of typical upper tier manufacturers. Impresa for Backoffice employs an object oriented, three-tier client/server architecture, in which the business logic, database and presentation layers can be allocated independently across multiple processors (servers or clients). This distributed model allows large corporations to deploy a series of smaller, departmental or company servers to replace their existing mainframe computers. DataWorks' Impresa for Backoffice system has been designed to be database independent, initially supporting the Microsoft SQL Server and Oracle databases.

     The Company currently anticipates commencing customer shipments of its initial phase of Impresa for Backoffice system in late 1998. However, there can be no assurance that the Company will commence such shipments in 1998, or at all. Furthermore, the Company has limited experience in selling products to customers in the upper tier of the mid-range manufacturing market and anticipates that selling products to such customers will result in a longer sales cycle and will require a different strategy than that employed by the

Company in selling products to customers in the mid-tier market. For example, as part of its upper tier marketing strategy, the Company is exploring potential relationships with third party integrators to facilitate implementation of the Impresa for Backoffice system. There can be no assurance that any such relationships will be formed or, if formed, will prove beneficial to the Company. Accordingly, even if customer shipments of the Impresa for Backoffice system are timely commenced, there can be no assurance that the Company will be successful in effectively marketing the Impresa for Backoffice system or that the Impresa for Backoffice system will achieve market acceptance.

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

     The database and development environments of products designed for the lower tier of the mid-range market are tightly integrated to minimize cost and support requirements. Vista provides VB Forms, a powerful form design tool that supports user-definable screen generation. Vantage is written in the Progress 4GL and database, which provides a powerful, graphical development tool set. To serve the mid-tier, DataWorks' Avante tools is an object based development tool utilizing a graphical development environment. Through Avante tools, DataWorks is able to support products across multiple operating systems from a single object code library. The Impresa for Backoffice system is being designed for the upper tier to support Powersoft's Powerbuilder 5.0 and Optima enterprise development suite as the foundation of the Company's client/server infrastructure ("CSI") development tool product. CSI's "object libraries" are designed to support the complex development and deployment requirements of a global enterprise, and are intended to ensure a consistent look and feel to all functions of the Impresa for Backoffice system.

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

SMARTLINKS

     DataWorks' SmartLinks interface to third party applications provides a standard parameterized interface mechanism between the Avante product and associated data and modules within selected third party applications. Links have been established to a broad range of third party applications, such as Microsoft Office and Autodesk AutoCad, for computer aided design, scanned images, database graphics, word processing, spreadsheets, multimedia, sales contact management, forecasting and project planning. The Company plans to expand the SmartLinks capabilities to its other products.

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

THIRD PARTY PRODUCTS

DATABASES

     DataWorks separately licenses database products to its customers. Microsoft Foxpro and Progress support the Vista and Vantage product lines, respectively, and the UniData and VMark uniVerse databases support the Avante product. Impresa for Backoffice has been designed as a database independent application, and initially will support the Oracle, Sybase and Microsoft SQL Server databases.

CLIENT TOOLS

     The Company's products support PC-based GUIs that manage application presentation, desktop tools and network communications, and facilitate the client workstation. DataWorks incorporates client GUI and development tools such as Microsoft Visual Foxpro, Progress, Borland Delphi and Sybase Powerbuilder.

HARDWARE

     As part of its turnkey solutions, at the request of a customer DataWorks can provide complete third party computer hardware systems and related computer peripherals. In such situations hardware is either shipped directly from the third party vendor or DataWorks resells the products. The Company does not typically carry hardware inventory in either case. DataWorks implements its ERP systems on a number of hardware platforms, including Hewlett-Packard Company ("Hewlett-Packard"), IBM, Data General, Digital Equipment Corporation ("DEC") and Intel Pentium and other x86-based systems. Configurations may be host-based, server-oriented, or full client/server with highly networked solutions, in which DataWorks may participate in providing network hardware solutions. Additionally, DataWorks offers peripherals, factory data collection equipment and communications equipment for resale to its customers.

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

PROFESSIONAL PROGRAMMING SERVICES

     DataWorks provides professional programming services, including custom applications analysis, design, development, training and deployment for most of its ERP solutions. Custom software projects may range from simple report development to designing and programming complete applications and integrating legacy systems. Throughout the project, software and design reviews are provided to the customer as defined in the project specification. Upon project completion, custom software is delivered under revision control to a test database where compliance testing is conducted by the customer. The revision control tools within Avante allow testing, deployment and management of new enhancements without affecting current software releases. All software enhancements of Avante, regardless of scope, are created using the Object Preview development environment and conform to DataWorks' published guidelines for standards and conventions.

PRODUCT DEVELOPMENT

     DataWorks' product development efforts are focused on enhancement of its existing products and introduction of its Impresa for Backoffice system. At December 31, 1997, DataWorks had approximately 180 full-time employees in product development. Research and development expenses are comprised primarily of salaries and a portion of DataWorks' overhead for its in-house staff and amounts paid to outside consultants, as appropriate, to supplement the product development efforts of its in-house staff. Research and development expenses are charged to operations as incurred. Gross research and development expenditures totaled approximately $14.3 million in 1997 and $11.4 million in 1996. Gross research and development expenditures in such periods included amounts for capitalized software totaling $3.8 million and $2.5 million, respectively.

     DataWorks plans to continue to enhance its Vista, Vantage, and Avante application products and to develop its Impresa for Backoffice system to suit the evolving needs of the manufacturing market served by DataWorks. In particular, DataWorks intends to pursue improved functionality on existing application modules and the creation of new modules. In addition to applications development, DataWorks will seek to improve its object-oriented development environment, with two fundamental objectives: continued user empowerment with emphasis on ease-of-use, and increased flexibility to make changes to the base products to suit specific customer requirements. Internet/Intranet enabled applications will continue to be a focus of development throughout the entire product line. The DataWorks Open Integration Environment will expand traditional supply chain EDI communication protocols with Object EDI and encapsulated "business objects." DataWorks expects to continue to enhance the capabilities of its MES and factory data collection applications to address the increasing focus on real time, wireless data collection and acquisition. The Company also expects to enhance its strategic planning and decision support capabilities through offerings in the area of third party report writers, data warehousing and data mining products. DataWorks plans to continue to expand its API and object frameworks across all products thereby enhancing each systems ability to access the global supply chain.

SALES AND MARKETING

DOMESTIC

     The Company sells its products in the United States primarily through a direct sales force. As of December 31, 1997, the Company had 175 full-time and 48 part-time employees in its domestic sales organization, including sales representatives, pre-sale consultants, telemarketers and sales management personnel.

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

     The Company's domestic sales strategy also emphasizes a "regionalization" concept. DataWorks believes a strong local presence is an important factor in addressing the needs of mid-range manufacturers and establishing mutually beneficial long-term relationships. Under the Company's regionalization approach, the

Company has decentralized much of its client development activity, customer services and customer account responsibilities. DataWorks has regional centers in Irvine, California; San Jose, California; Chicago, Illinois; Boston, Massachusetts; Dallas, Texas; Philadelphia, Pennsylvania; and Atlanta, Georgia. In addition, DataWorks has local offices in 10 other locations across the United States. DataWorks intends to open two additional full-service regional centers by late 1998.

INTERNATIONAL

     DataWorks currently addresses the international market with direct sales efforts through its wholly-owned subsidiaries in the United Kingdom and France and through product-specific distributor agreements in Germany, Australia and Canada. To date, the Company has not generated a material amount of revenue through these distributor agreements. DataWorks plans to increase its international sales efforts through expanded direct sales and additional distribution arrangements, each to be supported by the Company's domestically developed prospect development and sales cycle management processes.

COMPETITION

     The business information systems industry is intensely competitive, rapidly changing and significantly affected by new product offerings and other market activities. A number of companies offer products similar to the Company's products, which are directed at the market for ERP systems. Many of the Company's existing competitors, as well as a number of potential competitors, have more established and larger marketing and sales organizations, significantly greater financial and technical resources and a larger installed base of customers than the Company. In addition, customers who have a large installed base of legacy systems may resist committing the time and resources necessary to convert to an open systems, client/server-based software product. The Company has no significant proprietary barriers to entry which would limit competitors from developing similar products or selling competing products in the Company's markets. Accordingly, there can be no assurance that such competitors will not offer or develop products that are superior to the Company's products or that achieve greater market acceptance.

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

     The Company has a large number of competitors that vary in size, primary computer platforms and overall product scope. Within its market, the primary competition comes from independent software vendors in four distinct groups including (i) large multinational system developers in the upper tier of the Company's mid-range market, including Baan Company, Oracle and QAD, Inc., (ii) companies offering high levels of functionality on the AS/400 platform such as System Software Associates, Inc. and J.D. Edwards Company, (iii) traditional mid-range market sector firms such as ROI Systems, Inc. and Symic Systems, Inc., and (iv) lower priced PC network-based offerings from companies such as Fourth Shift Corporation, Lilly Software Associates and Macola Software, Inc. There is also a large number of regional manufacturing software suppliers who leverage as competitive advantages their concentrated local support, reputation and, typically, lower price.

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

EMPLOYEES

     At December 31, 1997, DataWorks had 1,003 full-time employees, including 235 in sales and marketing, 179 in product development, 490 in support services and 99 in finance and administration. DataWorks also has 67 part-time employees, primarily in the telemarketing area. DataWorks' employees are not represented by any collective bargaining organization, and DataWorks has never experienced a work stoppage. DataWorks believes that its relations with its employees are good. The loss of certain key employees or DataWorks' inability to attract and retain other qualified employees could have a material adverse effect on DataWorks' business and operations.

                               EXECUTIVE OFFICERS

     The executive officers of DataWorks and their ages as of March 2, 1998 are as follows:

NAME                       AGE                         POSITION
----                       ---                         --------
Stuart W. Clifton........  53     Chairman of the Board, President and Chief
                                  Executive Officer
Norman R. Farquhar.......  51     Executive Vice President, Chief Financial Officer
                                  and Director
Robert C. Vernon.........  53     President, International and Director
Mark Hellinger...........  38     President, ERP Systems Group
Rick E. Russo............  46     Vice President, Finance and Secretary

     Stuart W. Clifton has served as President, Chief Executive Officer and as Chairman of the Board of Directors since January 1987, when he acquired control of the Company. Between 1971 and 1987, Mr. Clifton held various management positions at Triad Systems Corporation, a vertical distribution software company, in which he was involved from its inception, most recently as Executive Vice President and General Manager.

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

     Robert C. Vernon has served as President, International Operations of the Company since September 1997. Prior to joining the Company, Mr. Vernon had been employed by Interactive since 1975, where he served as Chief Executive Officer and a director of Interactive from 1978 to September 1997 and Chairman of the Board of Directors from 1979 to September 1997. From 1978 to 1996, Mr. Vernon also served as President of Interactive. From 1973 to 1975, Mr. Vernon served as Director, Software Development for SDA Digital, a software developer for the security industry, and, from 1971 to 1973, as a Project Manager for Computer Sciences Corporation, a software developer and integrator.

     Mark Hellinger has served as President, ERP Systems Group of the Company since September 1997. Prior to joining the Company, Mr. Hellinger had been employed by Interactive since 1985, where he served as President and Chief Operating Officer from 1996 to September 1997, Vice President and General Manager from 1994 to 1996, and as a director from October 1992 to September 1997. From 1990 to 1994, Mr. Hellinger served as Vice President, Operations of Interactive. From 1985 to 1990, Mr. Hellinger served as branch manager of Interactive's New York office.

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

     Lengthy Sales Cycle. The Company's sales figures for Avante, the Company's principal product, generally reflect a relatively high amount of revenues per order. The loss or delay of individual orders for this product, therefore, could have a more significant impact on the revenues and quarterly results of the Company than on those of companies with higher sales volumes and lower revenues per order. The Company's software products generally are shipped as orders are received, and revenues are recognized upon delivery of the products, provided no significant vendor obligations exist and collection of the related receivable is deemed probable. As a result, software license revenues in any quarter are substantially dependent on orders booked and shipped in that quarter. The timing of license revenues derived from sales of the Company's Avante product is difficult to predict because of the length of the sales cycle for this product, which is typically three to nine months from the initial contact. Because the Company's operating expenses are based on anticipated revenue trends and because a high percentage of the Company's expenses are relatively fixed, a delay in the recognition of revenue from a limited number of license transactions could cause significant variations in operating results from quarter to quarter and could result in losses. To the extent such expenses are not offset by increased revenues, the Company's operating results would be materially adversely affected.

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

     The Company sells its products and services in a highly fragmented market and its competitors consist of a few large multi-national suppliers and a much larger number of small regional competitors. The Company believes that its industry will experience consolidation as business information systems become more complex and as more manufacturers adopt sophisticated business information systems, forcing smaller companies in the industry to specialize or merge with their competitors. In order to compete effectively in the broad markets which the Company presently targets, the Company will need to continue to grow and attain sufficient size to ensure that it can develop new products on a timely basis in response to evolving technology and new customer demands and can sell such products to a variety of manufacturing industries worldwide. No assurance can be given that the Company will be able to grow sufficiently to enable it to compete effectively. The Company anticipates that a significant source of future competition may be from larger manufacturing software companies that may tailor their products for the mid-range market. Only a few of the larger and better capitalized software systems companies currently compete in the Company's targeted market. There can be no assurance that such companies will not develop products that are superior to the Company's products or that achieve greater market acceptance.

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

     Introduction of Impresa for Backoffice System. The Company currently anticipates commencing customer shipments of its Impresa for Backoffice system in late 1998. Historically, however, the Company has not commenced shipment of its Impresa for Backoffice product at the anticipated time and there can be no assurance that the Company will commence such shipments in 1998, or at all. Furthermore, the Company has limited experience in selling products to customers in the upper tier of the mid-range manufacturing market and anticipates that selling products to such customers will result in a longer sales cycle and will require a different strategy than that employed by the Company in selling products to customers in the mid-tier market. For example, as part of its upper tier marketing strategy, the Company is exploring potential relationships with third party integrators to facilitate implementation of the Impresa for Backoffice system. There can be no assurance that any such relationships will be formed or, if formed, will prove beneficial to the Company. Accordingly, even if customer shipments of the Impresa for Backoffice system are timely commenced, there can be no assurance that the Company will be successful in effectively marketing the Impresa for Backoffice system or that the Impresa for Backoffice system will achieve market acceptance.

     Integration of DataWorks and Interactive Operations. The Company acquired Interactive in September 1997. The process of rationalizing management services, administrative organizations, facilities, management information systems and other aspects of operations, while managing a larger and geographically expanded entity, presents a significant challenge to the management of DataWorks. There can be no assurance that the integration process will be successful or that the anticipated benefits of the business combination will be fully realized. The dedication of management resources to such integration may detract attention from the day-to-day business of the Company. The difficulties of integration may be increased by the necessity of coordinating geographically separated organizations, integrating personnel with disparate business backgrounds and combining different corporate cultures. Integrating the two companies has caused the Company to incur certain additional expenses, and there can be no assurance that there will not continue to be substantial costs associated with the integration process, that such activities will not result in a decrease in revenues or that there will not be other material adverse effects of these integration efforts. Such effects could materially reduce the earnings of the Company. The Company incurred acquisition and related costs totaling $15.6 million in the third quarter of 1997. There can be no assurance that DataWorks will not incur additional charges in future quarters to reflect costs associated with the acquisition.

     Management of Growth. The Company's business has grown rapidly, both internally and through acquisitions, with total revenues increasing to $147.0 million for the year ended December 31, 1997 from $116.9 million for the year ended December 31, 1996. There can be no assurance that the Company will be able to manage its recent growth and assimilate its new employees and products successfully. To manage its growth effectively, the Company will be required to expand, train and manage its employee base, enhance its operating and financial systems, and effectively expand its product line. If the Company continues to grow, there can be no assurance that the management skills and systems currently in place will be adequate or that the Company will be able to manage any additional growth effectively.

     Dependence on Key Employees. The Company's continued success depends to a significant extent upon its ability to retain certain key employees, including Stuart W. Clifton, Norman R. Farquhar, Robert C. Vernon and Mark Hellinger. The loss of certain key employees or the Company's inability to attract and retain other qualified employees could have a material adverse effect on the Company's business and operations.

     Rapid Technological Change and New Products. The market for the Company's software products is characterized by rapid technological advances, evolving industry standards, changes in end-user requirements and frequent new product introductions and enhancements. The introduction of products embodying new technologies, such as the planned introduction of the Impresa for Backoffice system, and the emergence of new industry standards, could render the Company's existing products and products currently under development obsolete and unmarketable. Accordingly, the Company's future success will depend upon its ability to enhance its current products and develop and introduce new products that keep pace with technological developments, satisfy varying end-user requirements and achieve market acceptance. Any failure by the Company to anticipate or respond adequately to technological developments or end-user requirements, or any significant delays in product development or introduction, could damage the Company's competitive position and have an adverse effect on revenues. There can be no assurance that the Company will be successful in developing and marketing new products, including the Impresa for Backoffice system, or product enhancements on a timely basis or that the Company will not experience significant delays in the future, which could have a material adverse effect on the Company's business and operations. In addition, there can be no assurance that new products or product enhancements developed by the Company will achieve market acceptance. The Company may need to increase the size of its product development staff in the near term to meet these challenges. There can be no assurance that the Company will be successful in hiring and training an adequate number of qualified product development personnel to meet its needs.

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

     Dependence on Principal Products. Substantially all of the Company's revenue is derived from the sale of manufacturing information systems and related support services. Accordingly, any event that adversely affects fees derived from sale of such systems, such as competition from other products, significant flaws in the Company's software products or incompatibility with third party hardware or software products, negative publicity or evaluation, or obsolescence of the hardware platforms or software environments in which the systems run, would have a material adverse effect on the Company's results of operations. The Company's future financial performance will depend, in substantial part, on the continued development and introduction of new and enhanced versions of the Avante product and customer acceptance of such new and enhanced products.

     Dependence on Third Party Software and Hardware. Most of the Company's products incorporate and use software products and computer hardware and equipment developed by other entities. The relational database management systems currently used in the Company's products are those which the Company believes are best suited for the particular applications required by the mid-range discrete manufacturers. These RDBMS have been developed by Ardent Software, Inc. (formerly Unidata and VMark), Progress and

Microsoft. The operating systems on which the Company's products can function (UNIX, SCO-UNIX, UnixWare, VMS and Microsoft NT) have been developed or are owned by Novell Corporation ("Novell"), DEC and Microsoft. The computer hardware and related equipment sold as part of the Company's turnkey systems are manufactured by Hewlett-Packard, IBM, DEC and others. There can be no assurance that all of these entities will remain in business, that such entities will continue to support these product lines, that their product lines will remain viable or that these products will otherwise continue to be available to the Company or available on terms satisfactory to the Company. If any of these entities ceases to do business or abandons or fails to enhance a particular product line, the Company may need to seek other suppliers. This could have a material adverse effect on the Company's business and operations. In addition, there can be no assurance that the Company's current suppliers will not significantly alter their pricing in a manner adverse to the Company.

     International Operations and Currency Fluctuations. The Company derived approximately 17% of its revenues from operations outside North America in 1997 and 1996. The international business is subject to various risks common to international activities, including exposure to currency fluctuations, political and economic instability, the greater difficulty of administering business abroad, and the need to comply with a wide variety of foreign import and United States export laws and regulatory requirements. The Company does not currently engage in foreign currency hedging transactions.

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

     The Company has and may from time to time receive notices from third parties claiming that the Company's products infringe upon third party proprietary rights. The Company expects that, as the number of software products in the industry increases and the functionality of these products further overlaps, software products will increasingly be subject to such claims. Any such claim, with or without merit, could result in costly litigation and require the Company to enter into royalty or licensing arrangements. Such royalty or license arrangements, if required, may not be available on terms acceptable to the Company or at all.

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

     Year 2000 Compliance. Significant uncertainty exists in the software industry concerning the potential effects from the Year 2000 issue associated with the date codes used in computer software and hardware systems. The Company believes that all of its existing products are Year 2000 compliant and new products are being designed to be Year 2000 compliant. Although products have undergone the Company's normal quality testing procedures, there can be no assurance that the Company's software products contain all necessary date code changes. Any failure of the Company's products to perform, including system malfunctions due to the onset of the calendar year 2000, could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company is also currently in the process of evaluating its information technology infrastructure for Year 2000 compliance, including reviewing what actions are required to make all software systems used internally Year 2000 compliant as well as actions needed to mitigate vulnerability to problems with suppliers and other third parties' systems. The Company is assessing the extent of the necessary modifications to its computer software, and management does not anticipate that the Company will incur significant operating expenses or be required to invest heavily in computer system improvements to be Year 2000 compliant. There can be no assurance that such measures will alleviate the Year 2000 problems which could have a material adverse effect upon the Company's business, operating results and financial condition.

     Influence of Existing Shareholders. As of March 2, 1998, the Company's executive officers, directors and their affiliates beneficially owned approximately 21% of the Company's outstanding shares of Common Stock. As a result, these shareholders, if acting together, would be able to influence matters requiring approval by the shareholders of the Company, including the election of a majority of the directors. The voting power of these shareholders under certain circumstances could have the effect of delaying or preventing a change in control of the Company. The Company has entered into agreements with its executive officers and directors indemnifying them against losses they may incur in legal proceedings arising from their service to the Company.

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

ITEM 2.  PROPERTIES

     The Company leases the majority of its facilities in or near the following cities:

                                       APPROXIMATE          LEASE
              LOCATION                 SQUARE FEET     EXPIRATION DATE     PRINCIPAL ACTIVITIES
              --------                 ------------    ---------------     --------------------
San Diego, CA........................     48,000         June 1999        Corporate HQ, Sales
                                                                          and Marketing
San Diego, CA........................     44,000        January 2000      Product Development
                                                                          and Customer Support
San Diego, CA........................     22,500       February 1998      Interactive's
                                                                          Corporate HQ
Irvine, CA...........................     25,000        August 2001       Sales, Marketing and
                                                                          Customer Support
Minneapolis, MN......................     30,000         April 2002       DCD Operations
Minneapolis, MN......................     12,000        January 2002      Impresa for MRO
                                                                          Operations (formerly
                                                                          JIT)
Boston, MA...........................     11,000       February 1999      Sales, Marketing and
                                                                          Customer Support
London, England......................     14,000       September 2004     Regional HQ, Sales,
                                                                          Marketing and Customer
                                                                          Support
Paris, France........................      5,000         July 1998        Sales, Marketing,
                                                                          Customer Support and
                                                                          Administration

     DataWorks also has approximately 17,000 square feet of office space under lease and rental agreements in various locations across the United States and approximately 13,000 square feet of office space in the United Kingdom and Europe in support of its regional activities with expiration dates ranging from 1998 through 2004.

     The Company believes that its facilities are adequate for its current needs and that suitable additional or substitute space will be available as needed to accommodate expansion of the Company's operations.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is engaged in legal actions arising in the ordinary course of its business and believes that the ultimate outcome of these actions will not have a material adverse effect on its financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Common Stock of DataWorks has traded on the Nasdaq National Market under the symbol "DWRX" since the Company's initial public offering in October 1995. The following table sets forth the high and low sales prices, as reported on the Nasdaq National Market, for each of the quarters in the past two years. Such quotations represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

                                                               HIGH      LOW
                                                              ------    ------
1997
  Fourth Quarter............................................  $20.00    $14.25
  Third Quarter.............................................   21.50     12.63
  Second Quarter............................................   22.38     13.63
  First Quarter.............................................   25.25     14.00

1996
  Fourth Quarter............................................  $34.25    $20.75
  Third Quarter.............................................   28.00     15.75
  Second Quarter............................................   19.50     11.50
  First Quarter.............................................   14.50     10.25

     The Company has never declared or paid any cash dividends on its Common Stock. The Company currently intends to retain any future earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

     The Company had approximately 223 shareholders of record as of March 2, 1998. The last sales price for the Company's Common Stock, as reported by Nasdaq on March 2, 1998, was $24.31.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Consolidated Financial Statements of the Company and related notes thereto included elsewhere in this Annual Report on Form 10-K.

                                                             YEARS ENDED DECEMBER 31,
                                                 -------------------------------------------------
                                                   1997       1996      1995      1994      1993
                                                 --------   --------   -------   -------   -------
                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
CONSOLIDATED STATEMENT OF OPERATIONS DATA(1):
Revenues:
  Software licenses............................  $ 74,742   $ 55,169   $34,129   $22,260   $13,060
  Maintenance and other services...............    60,868     48,327    29,519    19,790    14,908
  Hardware.....................................    11,353     13,443    12,356     9,656     9,286
                                                 --------   --------   -------   -------   -------
     Total revenues............................   146,963    116,939    76,004    51,706    37,254
Cost of revenues:
  Software licenses............................     9,222      6,584     4,772     3,981     1,901
  Maintenance and other services...............    42,818     35,632    18,577    12,270     9,935
  Hardware.....................................     8,638      9,966     9,309     7,436     6,304
                                                 --------   --------   -------   -------   -------
     Total cost of revenues....................    60,678     52,182    32,658    23,687    18,140
                                                 --------   --------   -------   -------   -------
Gross profit...................................    86,285     64,757    43,346    28,019    19,114
Operating expenses:
  Sales and marketing..........................    40,456     29,632    19,817    13,412     8,091
  General and administrative...................    19,346     14,659    10,017     6,505     5,193
  Research and development.....................    10,505      8,918     8,648     4,126     2,432
  Acquisition and related costs................    15,565      3,656        --        --        --
  ESOP contribution............................        --         --       446       429       387
                                                 --------   --------   -------   -------   -------
     Total operating expenses..................    85,872     56,865    38,928    24,472    16,103
                                                 --------   --------   -------   -------   -------
Income from operations.........................       413      7,892     4,418     3,547     3,011
  Other income (expense), net..................     1,629        247    (1,250)   (1,221)     (634)
                                                 --------   --------   -------   -------   -------
Income before income taxes and extraordinary
  item.........................................     2,042      8,139     3,168     2,326     2,377
Provision (credit) for income taxes............     2,846      3,642       932      (708)     (216)
                                                 --------   --------   -------   -------   -------
Income (loss) before extraordinary item........      (804)     4,497     2,236     1,618     2,161
Extraordinary item, net of income taxes........        --         --    (1,017)     (157)       --
                                                 --------   --------   -------   -------   -------
Net income (loss)..............................  $   (804)  $  4,497   $ 1,219   $ 1,461   $ 2,161
                                                 --------   --------   -------   -------   -------
Basic earnings (loss) per share before
  extraordinary item...........................  $  (0.06)  $   0.39   $  0.32   $  0.26   $  0.36
Extraordinary item.............................        --         --     (0.15)    (0.03)       --
                                                 --------   --------   -------   -------   -------
Net earnings (loss) per share -- basic.........  $  (0.06)  $   0.39   $  0.17   $  0.23   $  0.36
                                                 ========   ========   =======   =======   =======
Diluted earnings (loss) per share before
  extraordinary item...........................  $  (0.06)  $   0.38   $  0.29   $  0.24   $  0.36
Extraordinary item.............................        --         --     (0.13)    (0.02)       --
                                                 --------   --------   -------   -------   -------
Net earnings (loss) per share -- diluted ......  $  (0.06)  $   0.38   $  0.16   $  0.22   $  0.36
                                                 ========   ========   =======   =======   =======
Common shares outstanding -- basic(1)..........    13,811     11,392     6,929     6,260     5,924
                                                 ========   ========   =======   =======   =======
Common shares outstanding -- diluted(1)........    13,811     11,954     7,807     6,768     6,023
                                                 ========   ========   =======   =======   =======

                                                                   DECEMBER 31,
                                                 -------------------------------------------------
                                                   1997       1996      1995      1994      1993
                                                 --------   --------   -------   -------   -------
                                                                  (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents......................  $ 17,418   $ 50,825   $17,472   $ 3,179   $ 1,892
Working capital (deficit)......................    66,656     66,700    20,566    (2,019)   (4,607)
Total assets...................................   131,136    121,202    62,916    27,301    12,861
Long-term debt, less current portion...........     1,493      1,864     2,105     8,073     1,860
Total shareholders' equity (deficit)(2)........    84,066     82,089    31,240    (2,229)   (4,339)

---------------
(1) See Note 1 of Notes to Consolidated Financial Statements describing the determination of the number of shares used in computing per share information.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     DataWorks was incorporated in 1986 and develops, markets, implements and supports open systems, client/server-based ERP software for mid-range, discrete manufacturing companies with annual revenues between $3 million and $1 billion. The Company's products and services facilitate enterprise-wide management of resources and information and allow mid-range manufacturers to reduce order fulfillment cycle times, improve operating efficiencies and measure critical company performance against defined plan objectives.

     In September 1997, the Company acquired Interactive Group, Inc. ("Interactive") in a stock-for-stock transaction that was accounted for as a pooling-of-interests. The financial results of Interactive have been included in the financial results of the Company included in this Annual Report. The Company believes its acquisition of Interactive offers major advantages in three key areas: significantly enhanced international operations, including established international channels, six offices in Europe as well as a substantial distributor in Germany; more comprehensive mid-tier product offerings; and substantial critical mass which makes DataWorks one of the largest mid-range ERP providers in the world.

     In September 1996, the Company acquired DCD Corporation ("DCD") in a stock-for-stock transaction that was accounted for as a pooling-of-interests. The financial results of DCD have been included in the financial results of the Company included in this Annual Report. In May 1994, DataWorks acquired Madic-Compufact Corporation ("MCC") principally for cash in a transaction accounted for as a purchase. DataWorks believes that the DCD and MCC acquisitions allowed it to achieve several important strategic objectives, including the ability to better serve the lower tier of mid-range manufacturers and the addition of complementary products to better serve the make-to-order markets. The acquisitions also allowed the Company to expand geographically and to increase its customer and revenue base.

     In December 1995, Interactive acquired all the outstanding shares of Just In Time Enterprise, Inc. ("JIT") for cash, a note payable and the assumption of liabilities in a transaction accounted for as a purchase. The acquisition of JIT and its Oracle-based manufacturing software may allow the Company to participate in the more lucrative high end market for relational database and software development technology. Because the acquisition of JIT was accounted for as a purchase, the financial results of JIT prior to January 1995 are not included in DataWorks' financial results.

     Due to intense competition in the computer hardware market and an increasing tendency for customers, particularly new accounts, to purchase hardware directly from third party vendors, the Company has experienced declining hardware revenues as a percentage of each system it sells and declining profit margins with respect to such hardware revenues. In the past, gross profit from hardware sales has not been a significant part of the Company's total gross profit, and the Company believes this trend will continue.

     The Company believes its success has been due in part to its strategy of focusing marketing and development resources on eight "highly engineered product" industries within the mid-range discrete manufacturing market sector. The Company is unaware of any of its competitors specifically targeting the same group of industries. There can be no assurance that competitors with significantly greater financial, technical and marketing resources than the Company will not target these particular industries.

     The following discussion should be read in conjunction with the consolidated financial statements included elsewhere within this Annual Report. Fluctuations in quarterly and annual results may occur as a result of factors affecting demand for the Company's products such as the timing of the Company's and competitors' new product introductions and product enhancements. Due to such fluctuations, historical results and percentage relationships are not necessarily indicative of the operating results for any future period. The forward-looking statements contained in the following discussion involve risks and uncertainties. The Company's actual results may differ materially from those discussed here. Factors that could cause or contribute to such differences can be found in the following discussion and elsewhere throughout this Annual Report on Form 10-K. See "Risk Factors".

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain condensed consolidated statement of operations data:

                                                                  YEARS ENDED
                                                                  DECEMBER 31,
                                                              --------------------
                                                              1997    1996    1995
                                                              ----    ----    ----
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS DATA
REVENUES:
  Software licenses.........................................   51%     47%     45%
  Maintenance and other services............................   41      41      39
  Hardware..................................................    8      12      16
                                                              ---     ---     ---
     Total revenues.........................................  100     100     100
Cost of revenues............................................   41      45      43
                                                              ---     ---     ---
Gross profit................................................   59      55      57
OPERATING EXPENSES:
  Sales and marketing.......................................   28      25      26
  General and administrative................................   13      13      13
  Research and development..................................    7       8      11
  Acquisition and related costs.............................   11       2      --
  ESOP contribution.........................................   --      --       1
                                                              ---     ---     ---
     Total operating expenses...............................   59      48      51
                                                              ---     ---     ---
Income from operations......................................    0%      7%      6%
                                                              ===     ===     ===

COMPARISON OF YEARS ENDED DECEMBER 31, 1997 AND 1996

     Total Revenues -- Software license fees and related services, including software maintenance, consulting and custom programming, are DataWorks' principal sources of revenues. In addition, DataWorks resells third party hardware and operating systems software to provide turnkey systems solutions.

     Total revenues for the year ended December 31, 1997 increased $30.1 million or 26% to $147.0 million from $116.9 million in 1996. The growth in total revenues was primarily a result of increases in the sales of software licenses and in maintenance and other service revenues offset slightly by a reduction in third party hardware sales. Revenues from the Company's international operations as a percentage of total revenues remained unchanged at 17% for both 1997 and 1996.

     Software License Revenues -- Revenues from DataWorks' non-cancelable software licenses are recognized upon delivery of the products, provided no significant Company obligations remain and collection of the related receivable is deemed probable. Software license fees accounted for $74.7 million or 51% of total revenues in 1997, up from $55.1 million or 47% of total revenues in 1996, an increase of $19.6 million or 35% in absolute dollars. This growth was primarily attributable to continued demand, which was strengthened by the recent acquisition of Interactive, for the Company's ERP systems from its targeted companies. In addition, the increase in system sales was indirectly a result of expansion of the domestic and international sales force and increased marketing efforts.

     Cost of Software License Revenues -- The cost of software license revenues consists primarily of the cost of software products and firmware security devices provided by third party suppliers and sold with DataWorks' systems. For the year 1997, the cost of software license revenues increased $2.6 million or 40% to $9.2 million compared to $6.6 million in 1996. As a percentage of software license revenues, cost of software licenses remained unchanged at 12% for 1997 and 1996. The increase in absolute dollars was directly related to the increase in software license revenues.

     Maintenance and Other Service Revenues -- Maintenance and other service revenues include fees primarily from software maintenance, consulting, education and custom programming services. The Company's software license agreements provide on-going maintenance, education, and installation support services. Software maintenance revenues are generally prepaid and recognized ratably over the maintenance agreement period. Consulting, education and custom programming revenues are generally paid and recognized as the services are performed. Revenues from maintenance and other services increased $12.5 million or 26% to $60.9 million in 1997 compared to $48.3 million in 1996. However, as a percentage of total revenues, it remained at a constant level of 41% for both years. The absolute dollar increase was reflective of the Company's growing installed customer base which subscribes to ongoing maintenance support and, to a greater extent, an increase in revenues from support services generated by the Company's expanding professional services staff.

     Cost of Maintenance and Other Service Revenues -- DataWorks provides its software maintenance, consulting and custom programming services through a professional in-house staff. The cost of these services is primarily salaries and a portion of DataWorks' overhead cost and, to a lesser extent, third party product support costs. For the year 1997, cost of maintenance and other services increased $7.2 million or 20% to $42.8 million compared to $35.6 million in 1996. As a percentage of related revenues, cost of maintenance and other services decreased to 70% in 1997 compared to 74% in the prior year. Conversely, the gross profit percentage increased to 30% in 1997 compared to 26% experienced in 1996. The increase in absolute dollars was primarily attributable to the continued expansion of the Company's professional service organization required to support growth in new customer accounts which included the addition of 56 professional staff during 1997. The increase in gross profit percentage experienced from maintenance and other service activities resulted from improved productivity of the Company's consulting staff, particularly related to a significant number of technical professionals hired and internally trained during 1996.

     Hardware Revenues -- Hardware revenues include computers (primarily servers), data collection equipment, peripherals and related network and communications products purchased from third party vendors and sold through DataWorks to its customers. Hardware revenues decreased $2.1 million or 16% to $11.3 million in 1997 from $13.4 million in 1996. As a percentage of total revenues, hardware revenues represented 8% in 1997 compared to 12% in the prior year. The reduction in hardware revenues reflects an increasing tendency for new customers, who purchase smaller systems, to purchase hardware directly from third party vendors. This tendency and the increased pressure on profit margins in computer hardware caused by increased competition has caused DataWorks to experience declining hardware revenues, and the Company anticipates the trend to continue in the future.

     Cost of Hardware Revenues -- The cost of hardware revenues consists primarily of the cost of the computers (primarily servers), data collection equipment, peripherals and related network and communications products purchased from third party vendors. For the year 1997, the cost of hardware decreased $1.3 million or 13% to $8.6 million compared to $9.9 million in 1996. As a percentage of hardware revenues, cost of hardware increased to 76% for 1997 compared to 74% in 1996. The decrease in absolute dollars was directly related to the decrease in hardware revenues whereas the decrease in gross profit percentage was attributable to the increased competition in the computer hardware market. Recently, gross profit from hardware sales has not been a significant part of DataWorks' total gross profit, and the Company believes this trend will continue.

     Gross Profit. Gross profit increased $21.5 million or 33% to $86.3 million in 1997 from $64.8 million in 1996 and increased as a percentage of total revenues to 59% from 55%, respectively. These increases were due primarily to the increase in software license revenues, (which carry a higher gross profit percentage), as a percentage of total revenues, and to a lesser extent, the increase in maintenance and other services revenues experienced in 1997.

     Sales and Marketing Expenses -- Sales and marketing expenses consist of salaries, commissions and related overhead costs for the sales and marketing activities of the Company, including advertising, promotion, trade show participation and public relations costs. Sales and marketing expenses increased $10.8 million or 37% to $40.5 million in 1997 compared to $29.7 million in 1996 and increased as a percentage of revenues to 28% from 25% for the same period. The increases in sales and marketing expenses were attributable to the Company's direct sales force expansion and enhanced marketing efforts, travel, commissions and other expenses directly related to the increased sales activity. In conjunction with these efforts, the Company hired 47 additional sales and marketing personnel during 1997, with an emphasis on increasing its European presence. DataWorks expects sales and marketing expenses will continue to increase in absolute dollars as the Company continues to expand its sales and marketing programs.

     General and Administrative Expenses -- General and administrative expenses include costs of corporate services functions including accounting, human resources and legal services, as well as the corporate executive staff. General and administrative expenses increased $4.6 million or 32% to $19.3 million in 1997 compared to $14.7 million in 1996. As a percentage of total revenues, general and administrative expenses remained unchanged at 13% for 1997 and 1996. The increase in absolute dollars was attributable to the Company's continued expansion into Europe, which included the business development and infrastructure costs for regional offices in France, Nordic, Ireland and the Netherlands, and expenses associated with the development and support of the Evosoft distributorship for Germany and Hungary. Domestically, the increase was due to additional personnel required to support the growth in the Company's operations. DataWorks anticipates that these costs will continue to increase in absolute dollars.

     Research and Development Expenses -- Research and development expenses are comprised primarily of salaries and a portion of the Company's overhead for its in-house staff and amounts paid to outside consultants, as appropriate, to supplement the product development efforts of its in-house staff. Research and development expenses are charged to operations as incurred. Certain software production costs related to DataWorks' Impresa for Backoffice product (previously called ECS), however, are capitalized as required by Statement of Financial Accounting Standards No. 86, "Accounting for Software Cost." In addition, the Company includes in capitalized software purchases of research and development which has reached technological feasibility. In connection with the Interactive acquisition, the Company acquired certain Oracle-based products which has allowed the Company to redirect and focus its Impresa for Backoffice product to the Microsoft-centric Sequel Server-based product. As a result of the overlap in development efforts, the Company wrote-off $3.6 million of capitalized software costs related to Impresa for Backoffice as acquisition and related costs during 1997. As of December 31, 1997, the amount capitalized for Impresa for Backoffice, totaled approximately $4.3 million. Amortization of these costs will begin when the product is initially released, which is expected in late 1998. DataWorks does not capitalize internally developed software costs for any product other than Impresa for Backoffice.

     Gross research and development expenditures increased $2.9 million or 25% to $14.3 million in 1997 compared to $11.4 million in 1996, which represents 10% of total revenues for each year. Gross research and development expenditures in 1997 and 1996 included amounts for capitalized software totaling $3.8 million and $2.5 million, respectively. The increase in gross expenditures was due primarily to the employment of additional development personnel and related overhead costs required to support the Company's level of investment in research and development and the translation and localization of the Company's software which it believes are necessary to maintain a competitive position in its targeted market. DataWorks anticipates continued increased expenditures on research and development for both the enhancement of current products and the addition of new products.

     Acquisition and Related Costs -- Acquisition and related costs of $15.6 million in 1997 represent the costs incurred in connection with the acquisition of Interactive. These costs included investment banking fees, legal and accounting fees and expenses necessary to integrate and combine the operations of the two companies. At December 31, 1997, included in other accrued liabilities were approximately $1.5 million of anticipated integration and severance costs anticipated to be paid during 1998. There can be no assurance that the Company will not incur additional charges in future periods to reflect costs associated with the integration of the two companies. For the 1996 year, acquisition and related costs of $3.7 million represent the transaction costs incurred in connection with the acquisition of DCD.

     Other Income (Expense), net -- Other net income (expense) consists primarily of interest income and expense. For the 1997 year, interest income, net of interest expense, increased $1.4 million to $1.6 million compared to $0.2 million in 1996. The net increase consisted primarily of additional interest and dividend income earned from the investment of the net proceeds from DataWorks' follow-on equity offering in December 1996. The increase in investment income was offset in part by interest expense associated with the Company's line of credit borrowings and other interest bearing long-term obligations. The majority of these obligations were repaid in September 1997.

     Income Taxes -- DataWorks' effective income tax rates for 1997 and 1996 were 139% and 45%, respectively. The effective income tax rates were higher than the statutory rates due primarily to the non-deductibility of certain Interactive and DCD acquisition and related costs incurred in 1997 and 1996, respectively, offset partially by the benefits realized from tax exempt investment income and the utilization of net operating loss carryforwards and research tax credits. The effective tax rate for such periods without the acquisition costs would have been approximately 38%.

     Net Income (Loss) -- The net loss of $0.8 million experienced for the 1997 year included one-time acquisition costs of $15.6 million, with an offsetting income tax benefit of approximately $3.7 million, incurred in connection with the acquisition of Interactive. Net income without such one-time costs and related tax consequences would have been approximately $11.1 million. Net income for 1996 of $4.5 million included similar one-time acquisition costs of $3.7 million, with an offsetting income tax benefit of approximately $0.8 million, incurred in connection with the acquisition of DCD. Net income without such one-time costs and related tax consequences would have been approximately $7.4 million.

COMPARISON OF YEARS ENDED DECEMBER 31, 1996 AND 1995

     Total Revenues -- Total revenues increased $40.9 million or 54% to $116.9 million in 1996 from $76.0 million in 1995. This was primarily due to an increase in software license sales to new accounts and an overall increase in maintenance and other service revenues.

     Software License Revenues -- Software license revenues increased $21.0 million or 62% to $55.2 million in 1996 from $34.1 million in 1995. This growth consisted of system sales and upgrades to new and existing customers and was attributable, in Management's opinion, to increased marketing efforts, expansion of the sales force and increased functionality in both the Vista and Vantage products.

     Cost of Software License Revenues -- The cost of software license revenues increased $1.8 million or 38% to $6.6 million in 1996 from $4.8 million in 1995. This increase was directly related to the increase in software license revenues. The cost of software license revenues represented approximately 12% and 14% of software license revenues for 1996 and 1995, respectively. This decrease in software license cost, as a percentage of software license revenues, was due primarily to database costs reductions on a per user basis.

     Maintenance and Other Service Revenues -- Maintenance and other service revenues increased $18.8 million or 64% to $48.3 million in 1996 from $29.5 million in 1995. This growth was due primarily to the increase in new customers and increased capacity created by the growth in DataWorks' service organization.

     Cost of Maintenance and Other Service Revenues -- Cost of maintenance and other services increased $17.0 million or 91% to $35.6 million in 1996 from $18.6 million in 1995. This increase was primarily due to the continued expansion of DataWorks' professional service organization required to support growth in new customer accounts. Gross profit, as a percentage of maintenance and other service revenues, decreased to 26% in 1996 from 37% in 1995. The decrease in gross profit percentage was primarily attributable to lower utilization of revenue-generating personnel in 1996 which resulted from re-educating the existing service personnel on new releases of the Company's products and orientating an unusually large number of newly hired service personnel on the various current releases.

     Hardware Revenues -- Hardware revenues increased $1.0 million or 8% to $13.4 million in 1996 from $12.4 million in 1995. This represented approximately 12% of total revenues in 1996 as compared to approximately 16% of total revenues in 1995, reflecting an increasing tendency for new customers, who purchase smaller systems, to purchase hardware directly from third party vendors. This tendency and the increased pressure on profit margins in computer hardware caused by increased competition has caused DataWorks to experience declining hardware revenues as a percentage of new account systems.

     Cost of Hardware Revenues -- The cost of hardware revenues increased $0.7 million or 7% to $10.0 million in 1996 from $9.3 million in 1995. The increase was directly related to the additional hardware revenues realized in 1996 compared to 1995. The Company attempts to maintain a 20% gross profit on hardware sales. In the past, gross profit from hardware sales has not been a significant part of DataWorks' total gross profit, and DataWorks believes this trend will continue.

     Gross Profit -- Gross profit increased $21.5 million or 50% to $64.8 million in 1996 from $43.3 million in 1995 primarily due to the increase in total revenues. Gross profit as a percentage of total revenues decreased to 55% from 57% in 1996 as compared to 1995. This decrease was primarily attributable to higher personnel and related costs coupled with a lower utilization of revenue generating service personnel as mentioned above.

     Sales and Marketing Expenses -- Sales and marketing expenses increased $9.8 million or 50% to $29.6 million in 1996 from $19.8 million in 1995 and decreased as a percentage of revenues to 25% from 26% for the same period. The increase in absolute dollars was attributable to DataWorks' expansion of its direct sales force, increased marketing efforts, travel, commissions and other expenses related directly to the increased sales activity.

     General and Administrative Expenses -- General and administrative expenses increased $4.6 million or 46% to $14.7 million in 1996 from $10.1 million in 1995. This increase was largely due to the increase in administrative staff and the related facility costs necessary to support the growth of DataWorks, including the operations of JIT which was acquired in December 1995. General and administrative expenses in 1995 included $0.9 million of non-recurring compensation expense recorded in connection with a final stock grant and related cash bonus pursuant to a compensation arrangement with an officer of the Company. As a percentage of total revenues, general and administrative expenses was unchanged at 13% for 1996 and 1995.

     Research and Development Expenses -- Research and development expenses are comprised primarily of salaries and a portion of DataWorks' overhead for its in-house staff and amounts paid to outside consultants, as appropriate, to supplement the product development efforts of its in-house staff. Research and development expenses are charged to operations as incurred. Certain software production costs related to DataWorks' Impresa for Backoffice product, however, are capitalized as required by Statement of Financial Accounting Standards No. 86, "Accounting for Software Cost." Amortization of these costs will begin when the product is initially released. DataWorks does not capitalize internally developed software costs for any product other than Impresa for Backoffice. As of December 31, 1996, the amount capitalized for Impresa for Backoffice was approximately $4.4 million.

     Gross research and development expenditures increased $1.5 million or 15% to $11.4 million in 1996 from $9.9 million in 1995, which represented 10% of total revenues in 1996 compared to 13% in 1995. Gross research and development expenditures in such periods included amounts for capitalized software totaling $2.5 million and $1.3 million, respectively. Also included in 1995 was approximately $3.3 million of research and development costs purchased, in connection with the acquisition of JIT, which had not yet reached technological feasibility. The increase in gross expenditures was due primarily to the employment of additional development personnel and reflects DataWorks' belief that investments in research and development are necessary to maintain a competitive position in its targeted market.

     Acquisition and Related Costs -- Acquisition and related costs of $3.7 million in 1996 represent the transaction costs incurred in connection with the acquisition of DCD. These costs included investment banking fees, legal and accounting fees and expenses necessary to integrate and combine the operations of the two companies.

     ESOP Contributions and Dividends -- DCD established the ESOP in 1992 for the benefit of all of its employees meeting certain eligibility requirements. The ESOP was assumed by DataWorks in connection with its acquisition of DCD. In 1992, DCD obtained financing from a commercial bank and advanced proceeds to the ESOP in order to purchase certain shares from a selling shareholder. See Note 4 of Notes to Consolidated Financial Statements.

     Other Income and Expense -- DataWorks reported net interest income of $0.2 million in 1996 as compared to net interest expense of $1.3 million in 1995. The net interest income for 1996 related primarily to the earnings from the investment of a portion of the net proceeds from DataWorks' initial public offering in October 1995 and its follow-on equity offering in December 1996 which was partially offset by interest expense from long-term debt incurred in connection with the JIT acquisition. For the year 1995, net interest expense consisted primarily of interest expense from long-term debt, the amortization of debt discount and issue costs, and the ESOP obligation, net of a small amount of interest income related to the investment of a portion of the net proceeds from Interactive's initial public offering in May 1995. Substantially all outstanding debt incurred in connection with prior financings was retired from the proceeds of DataWorks' Series A Preferred Stock financing and the October 1995 initial public offering. With the prepayment of such indebtedness, DataWorks recognized an extraordinary expense of $1.0 million, net of income tax benefit, arising from the write-off of unamortized debt issue cost, debt discount and other related fees.

     Income Taxes -- DataWorks' effective tax rate for 1996 was 45%, due primarily to the non-deductibility of certain DCD acquisition and related costs. The effective tax rate without the acquisition and related costs would have been approximately 38%. DataWorks' effective tax rate for 1995 was 29%. DataWorks realized tax benefits in 1995 from the deduction of certain tax credits and from contributions and dividends paid on Common Stock held by the ESOP used to make ESOP debt service payments, which reduced DataWorks' effective tax rate in such period. See Note 8 of Notes to Consolidated Financial Statements.

     Net Income (Loss) -- The net income of $4.5 million experienced for the 1996 year included one-time acquisition costs of $3.7 million, with an offsetting income tax benefit of approximately $0.8 million incurred in connection with the acquisition of DCD Corporation. Net income without such one-time costs and related tax consequences would have been approximately $7.4 million.

LIQUIDITY AND CAPITAL RESOURCES

     The Company generated cash of $6.5 million from its operating activities for the year ended December 31, 1997. The primary source of cash was from the Company's results of operations adjusted for non-cash expenses, which included a $0.8 million net loss and $13.3 million of non-cash expenses, resulting in a net increase in cash of $12.5 million. The increase was partially offset by cash used for working capital purposes of $6.0 million. The net use of working capital was primarily attributable to an increase in accounts receivable at December 31, 1997 which was partially offset by increases in accrued compensation, deferred revenue and accounts payable. The increases in accounts receivable and deferred revenue resulted from the growth in customer licensing activity combined with increases in maintenance support and other services provided to the Company's expanding customer base, a portion of which relates to services to be provided in 1998. The increase in accrued compensation resulted from the effects of recent growth in personnel, an increase in commissions due to higher sales activities near year end and bonuses accrued at year end.

     Cash used for investing activities was $39.7 million in 1997 primarily for net purchases of short-term investments of $30.5 million. Additional uses of cash included $4.9 million of capital expenditures and $3.8 million in capitalized software development costs. The Company anticipates the level of expenditures during 1998 for capital equipment to increase moderately and capitalized software development to be slightly reduced.

     Financing activities utilized net cash of $0.3 million in 1997. Concurrent with the acquisition of Interactive in September 1997, the Company repaid a majority of the obligations Interactive had outstanding, excluding a line of credit draw which was subsequently repaid in early 1998. The issuance of common stock under the Company's stock plans provided $2.1 million of cash in 1997.

     The Company has a $6.0 million uncommitted line of credit with a domestic bank. This arrangement can be withdrawn by the lender any time, at their option. The Company also has a line of credit with a United Kingdom financial institution under which it may borrow up to $1.3 million. As of December 31, 1997, the Company had $721,000 outstanding under this line of credit which was subsequently repaid in early 1998.

     As of December 31, 1997, DataWorks had $66.7 million in working capital including $17.4 million in cash and cash equivalents and $30.5 million in short-term investments consisting of high-quality municipal bonds, U.S. government debt securities and commercial paper and auction securities. DataWorks' principal commitments as of December 31, 1997 consist primarily of facilities and equipment leases. In addition, the Company is obligated under various software resell agreements with third party providers to render quarterly or annual minimum royalty and maintenance support payments.

     DataWorks' capital resources may be used to support working capital requirements, product development, capital equipment requirements and possible acquisitions of businesses, products or technologies complementary to DataWorks' current business. The Company believes that its current cash and short-term investments, available lines of credit and cash flow from operations are sufficient to fund its operations for at least the next 12 months. However, during this period or thereafter the Company may require additional financing. There can be no assurance that additional financing will be available on terms favorable to the Company, or at all.

IMPACT OF INFLATION

     The Company believes that inflation has not had a material effect on its operations and considers the future risk to be minimal.

FOREIGN CURRENCY EXPOSURES

     Revenues from international operations accounted for approximately 17% of the Company's total revenues in 1997. International sales are predominantly invoiced and paid in major foreign currencies which exposes the Company to the impact of fluctuation of foreign currencies versus the U.S. dollar. The operating impact of such fluctuations, however, is offset to the extent expenses of the Company's international operations are incurred and paid in the respective local currencies. Historically, foreign currency fluctuations have not had a material effect on the Company's operations and management considers the future risk to be minimal.

YEAR 2000 COMPLIANCE

     Significant uncertainty exists in the software industry concerning the potential effects from the Year 2000 issue associated with the date codes used in computer software and hardware systems. The Company believes that all of its existing products are Year 2000 compliant, and new products are being designed to be Year 2000 compliant. Although products have undergone the Company's normal quality testing procedures, there can be no assurance that the Company's software products contain all necessary date code changes. Any failure of the

Company's products to perform, including system malfunctions due to the onset of the calendar year 2000, could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company is also currently in the process of evaluating its information technology infrastructure for Year 2000 compliance, including reviewing what actions are required to make all software systems used internally Year 2000 compliant as well as actions needed to mitigate vulnerability to problems with suppliers and other third parties' systems. The Company is assessing the extent of the necessary modifications to its computer software, and management does not anticipate that the Company will incur significant operating expenses or be required to invest heavily in computer system improvements to be Year 2000 compliant. There can be no assurance that such measures will alleviate the Year 2000 problems, which could have a material adverse effect upon the Company's business, operating results and financial condition.

RECENT ACCOUNTING PRONOUNCEMENTS

     The Company has determined that the adoption of recently issued Statements of Financial Accounting Standards ("SFAS") No.129, "Disclosure of Information about Capital Structure," No. 130, "Reporting Comprehensive Income," and No. 131, "Disclosures about Segments of an Enterprise and Related Information," will not have a material impact on its financial condition or results of operations. The Company is currently evaluating the impact SOP 97-2, "Software Revenue Recognition" will have on the Company's financial condition and results of operations. SFAS No. 129 and SOP 97-2 are effective for fiscal 1998, and SFAS Nos. 130 and 131 are effective for fiscal 1999.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

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

     The information required by this item with respect to directors is incorporated by reference from the information under the caption of "Election of Directors," contained in the Company's Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the 1998 Annual Meeting (the "Proxy Statement").

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

                                                               PAGE
                                                              NUMBER
                                                              ------
Report of Ernst & Young LLP, Independent Auditors...........   F-2
Report of Price Waterhouse LLP, Independent Accountants.....   F-3
Consolidated Balance Sheets at December 31, 1997 and 1996...   F-4
Consolidated Statements of Operations for Each of the Three
  Years in the Period Ended December 31, 1997...............   F-5
Consolidated Statement of Shareholders' Equity (Deficit) for
  Each of the Three Years in the Period Ended December 31,
  1997......................................................   F-6
Consolidated Statements of Cash Flows for Each of the Three
  Years in the Period Ended December 31, 1997...............   F-7
Notes to Consolidated Financial Statements..................   F-8

(a)(2) Index to Financial Statement Schedules

     All schedules have been omitted since they are either not required, not applicable, or because the information required is included in the consolidated financial statements or the notes thereto.

(a)(3) Index to Exhibits

EXHIBIT   EXHIBIT
FOOTNOTE  NUMBER
--------  -------
(1)        3.1      Registrant's Amended and Restated Articles of Incorporation.
           3.2      Registrant's Amended and Restated Bylaws.
(1)        4.1      Amended and Restated Registration Rights Agreement dated
                    August 24, 1995.
(1)        4.2      Specimen stock certificate.
(5)        4.3      Agreement and Plan of Merger and Reorganization by and among the Registrant, DataWorks Acquisition Sub., Inc., DCD
                    Corporation and certain shareholders of DCD Corporation,
                    dated as of August 16, 1996.
(1)       10.1      Form of Indemnity Agreement entered into between the
                    Registrant and its directors and officers, with related
                    schedule.
(3)       10.2      Registrant's 1995 Equity Incentive Plan (the "Equity Plan"),
                    as amended.
(1)(3)    10.3      Forms of Incentive Stock Option and Nonstatutory Stock
                    Option under the Equity Plan.
(1)(3)    10.4      Form of Stock Option outside the Equity Plan.
(3)       10.5      Registrant's 1995 Non-Employee Directors' Stock Option Plan,
                    as amended.
(3)       10.6      Registrant's 1995 Employee Stock Purchase Plan and form of
                    Employee Stock Purchase Plan Offering, as amended.
(1)(3)    10.7      Agreement entered into between the Registrant and Rick E.
                    Russo.
(3)(5)    10.8      Offer Letter, dated as of January 17, 1996, entered into
                    between the Registrant and Norman R. Farquhar.

EXHIBIT   EXHIBIT
FOOTNOTE  NUMBER
--------  -------
(1)       10.9      Sublease Agreement dated November 22, 1991 between the
                    Registrant and the Titan Corporation (the "Sublease").
(1)       10.10     First Amendment to Sublease dated December 1, 1994.
(2)(5)    10.11     Value Added Reseller Agreement dated December 27, 1995
                    between the Registrant and VMARK Software, Inc.
(1)(2)    10.12     Value Added Remarketer Agreement dated December 16, 1993
                    between the Registrant and Sybase, Inc.
(1)(2)    10.13     Value Added Reseller Agreement dated March 1, 1994 between the Registrant and UniData, Inc.
(4)       10.14     Reference is made to Exhibit 4.3.*
(6)       10.15     Lease Agreement dated January 16, 1997 between Registrant
                    and Whiop Real Estate Limited Partnership.
(3)(6)    10.16     Registrant's 1996 Executive Compensation Plan, dated
                    February 2, 1996.
(3)(6)    10.17     Executive Employment Agreement dated September 27, 1996
                    entered into between the Registrant and Robert W. Brandel.
(3)(6)    10.18     Form of Split Dollar Insurance Agreement (Endorsement) and
                    underlying agreements, entered into between Registrant and certain of its executive officers.
(3)(6)    10.19     Form of Split Dollar Insurance Agreement (Collateral
                    Assignment) and underlying agreements, entered into between
                    Registrant and certain of its executive officers.
(3)       10.20     Employment Agreement dated September 29, 1997 between the
                    Registrant and Robert C. Vernon.
(3)       10.21     Employment Agreement dated September 29, 1997 between the
                    Registrant and Mark Hellinger.
(3)       10.22     Noncompetition Agreement dated September 29, 1997 between
                    the Registrant and Robert C. Vernon.
(3)       10.23     Noncompetition Agreement dated September 29, 1997 between
                    the Registrant and Mark Hellinger.
(3)       10.24     Executive Employment Agreement dated December 19, 1997
                    entered into between the Registrant and Stuart W. Clifton.
(9)       10.25     1995 Stock Option Plan, as amended of Interactive (the
                    "Interactive Option Plan").
(7)       10.26     Form of Incentive Stock Option under the Interactive Option
                    Plan.
(7)       10.27     Form of Representative's Warrant Agreement issued by
                    Interactive to Cruttenden Roth Incorporated.
          10.28     Warrant to Purchase 104,702 shares of Common Stock issued by the Registrant to Cruttenden Roth Incorporated.
(2)(7)    10.29     Value Added Reseller Agreement between UniData, Inc. and
                    Interactive dated January 15, 1992, as amended August 17,
                    1993.
(2)(7)    10.30     Distributorship Agreement between VMARK Software, Inc. and
                    Interactive dated January 1, 1993.

EXHIBIT   EXHIBIT
FOOTNOTE  NUMBER
--------  -------
(2)(7)    10.31     Letter Agreement between System Builder and Interactive
                    (formerly Intrepid Software, Inc.) dated June 8, 1994.
(7)       10.32     Office Building Lease between Sunland Diversified and
                    Interactive dated October 1, 1994.
(7)       10.33     Lease between James S. Hekimian and William G. Finard, as
                    Trustees of Burlington Woods Office Trust No. 11 under a
                    Declaration of Trust dated September 10, 1980, and
                    Interactive (formerly Intrepid Software, Inc.) dated
                    September 23, 1991.
(7)       10.34     Plan and Agreement of Merger between Interactive, Inc.,
                    Intrepid Software, Inc. and Randolph S. Naylor dated March
                    17, 1995.
(9)       10.35     Standard Office Lease between Appletree Ltd. and Interactive dated September 6, 1996.
(2)(9)    10.36     Distribution Agreement between evosoft Softwarevertrieb GmbH and Interactive dated September 6, 1996.
(10)      10.37     Purchase and Sale Agreement between Interactive and Fourth
                    Shift Corporation dated December 15, 1995.
(11)      10.38     Agreement for Sale and Purchase of Stock among Interactive,
                    Genie Productique/Gestion de Production and Sodriv dated
                    July 25, 1997.
(12)      10.39     1997 Nonstatutory Stock Option Plan of Interactive.
(3)       10.40     Description of Compensation for Registrant's Executive Group
                    per Board Compensation Committee approval on January 27,
                    1998.
          21.1      Subsidiaries of Registrant.
          23.1      Consent of Ernst & Young LLP, Independent Auditors
          23.2      Consent of Price Waterhouse LLP, Independent Accountants
          24.1      Power of Attorney. Reference is made to page 33
          27        Financial Data Schedule

---------------
  * Schedules omitted pursuant to Regulation S-K, Item 601(b)(2) of the Commission. Registrant undertakes to furnish such schedules to the Commission supplementally upon request.

 (1) Filed as an exhibit to the Registrant's Registration Statement on From SB-2 (No. 33-97022 LA) or amendments thereto and incorporated herein by reference.

 (2) Certain confidential portions deleted.

 (3) Indicates management or compensatory plan or arrangement required to be identified pursuant to Item 14(c).

 (4) Filed as an exhibit to the Registrant's Registration Statement on Form S-4 (No. 333-11741) and incorporated herein by reference.

 (5) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

 (6) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

 (7) Filed as an exhibit to Interactive Group, Inc.'s Registration Statement on Form S-1 (No. 33-90816) and incorporated herein by reference.

 (8) Filed as an exhibit to Interactive Group, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.

 (9) Filed as an exhibit to Interactive Group, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.

(10) Filed as an exhibit to Interactive Group, Inc.'s Current Report on Form 8-K dated December 29, 1995, and incorporated herein by reference.

(11) Filed as an exhibit to Interactive Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, and incorporated herein by reference.

(12) Filed as an exhibit to Interactive Group, Inc.'s Registration Statement on Form S-8 (No. 333-30259) and incorporated herein by reference.

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

                                          DATAWORKS CORPORATION

                                          By:     /s/ STUART W. CLIFTON
                                            ------------------------------------
                                                     Stuart W. Clifton
                                              Chairman of the Board, President
                                                and Chief Executive Officer
Date: March 30, 1998

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Stuart W. Clifton and Norman R. Farquhar, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitute or substituted, may lawfully do or cause to be done by virtue hereof.

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

                    SIGNATURES                                     TITLE                     DATE
                    ----------                                     -----                     ----
               /s/ STUART W. CLIFTON                 Chairman of the Board, President   March 30, 1998
---------------------------------------------------    and Chief Executive Officer
                (Stuart W. Clifton)                    (Principal Executive Officer)

              /s/ NORMAN R. FARQUHAR                 Executive Vice President, Chief    March 30, 1998
---------------------------------------------------    Financial Officer and Director
               (Norman R. Farquhar)                    (Principal Financial Officer)

               /s/ ROBERT C. VERNON                  President -- International         March 30, 1998
---------------------------------------------------    Operations and Director
                (Robert C. Vernon)

                 /s/ RICK E. RUSSO                   Vice President, Finance and        March 30, 1998
---------------------------------------------------    Secretary (Principal Accounting
                  (Rick E. Russo)                      Officer)

               /s/ RONALD S. PARKER                  Director                           March 30, 1998
---------------------------------------------------
                (Ronald S. Parker)

                    SIGNATURES                                     TITLE                     DATE
                    ----------                                     -----                     ----
                 /s/ WILLIAM FOLEY                   Director                           March 30, 1998
---------------------------------------------------
                  (William Foley)

              /s/ ROY THIELE-SARDINA                 Director                           March 30, 1998
---------------------------------------------------
               (Roy Thiele-Sardina)

                 /s/ TONY N. DOMIT                   Director                           March 30, 1998
---------------------------------------------------
                  (Tony N. Domit)

                /s/ NATHAN W. BELL                   Director                           March 30, 1998
---------------------------------------------------
                 (Nathan W. Bell)

                             DATAWORKS CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                               PAGE
                                                              NUMBER
                                                              ------

Report of Ernst & Young LLP, Independent Auditors...........   F-2

Report of Price Waterhouse LLP, Independent Accountants.....   F-3

Consolidated Balance Sheets at December 31, 1997 and 1996...   F-4

Consolidated Statements of Operations for Each of the Three
  Years in the Period Ended December 31, 1997...............   F-5

Consolidated Statement of Shareholders' Equity for Each of
  the Three Years in the Period Ended December 31, 1997.....   F-6

Consolidated Statements of Cash Flows for Each of the Three
  Years in the Period Ended December 31, 1997...............   F-7

Notes to Consolidated Financial Statements..................   F-8

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders
DataWorks Corporation

     We have audited the accompanying consolidated balance sheets of DataWorks Corporation as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of DataWorks' management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of DCD Corporation, which statements reflect total revenues of $11,482,867 for the year ended December 31, 1995. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to data included for DCD Corporation, is based solely on the report of the other auditors.

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

     In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of DataWorks Corporation at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

                                          ERNST & YOUNG LLP

San Diego, California
January 26, 1998

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of DCD Corporation

     In our opinion, the statements of operations, of stockholders' equity and of cash flows of DCD Corporation (not presented separately herein) present fairly, in all material respects, the results of its operations and its cash flows for the year ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on theses financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. We have not audited the financial statements of DCD Corporation for any period subsequent to December 31, 1995.

                                          PRICE WATERHOUSE LLP

Minneapolis, Minnesota
April 5, 1996

                             DATAWORKS CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1997        1996
                                                              --------    --------
                                      ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 17,418    $ 50,825
  Short-term investments, available-for-sale................    30,503          --
Accounts receivable, net of allowance for doubtful accounts
  of $2,360 and $1,527 at December 31, 1997 and 1996,
  respectively..............................................    53,617      40,427
  Deferred income taxes.....................................     3,377       3,098
  Other current assets......................................     6,354       6,798
                                                              --------    --------
Total current assets........................................   111,269     101,148
Equipment, furniture and fixtures, net......................     8,184       7,070
Capitalized software costs, net.............................     4,807       5,034
Intangible assets, net......................................     6,083       6,201
Deferred income taxes.......................................        --       1,134
Other assets................................................       793         615
                                                              --------    --------
Total assets................................................  $131,136    $121,202
                                                              ========    ========

                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $ 11,802    $ 10,178
  Accrued compensation......................................    10,476       5,069
  Income taxes payable......................................     1,732       1,387
  Deferred revenue..........................................    14,271       9,939
  Short-term borrowings and current portion of long-term
     obligations............................................       721       2,013
  Other accrued liabilities.................................     5,611       5,862
                                                              --------    --------
Total current liabilities...................................    44,613      34,448
Deferred income taxes.......................................       964       2,801
Long-term obligations, less current portion.................     1,493       1,864
Commitments
Shareholders' equity:
  Common shares, no stated par value:
     Authorized shares -- 25,000
     Issued and outstanding shares -- 13,967 and 13,570 at
      December 31, 1997 and 1996, respectively..............    81,458      78,703
  Retained earnings.........................................     2,445       3,249
  Cumulative foreign currency translation adjustments.......       163         137
                                                              --------    --------
Total shareholders' equity..................................    84,066      82,089
                                                              --------    --------
Total liabilities and shareholders' equity..................  $131,136    $121,202
                                                              ========    ========

                            See accompanying notes.

                             DATAWORKS CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

                                                                 YEARS ENDED DECEMBER 31,
                                                              -------------------------------
                                                                1997        1996       1995
                                                              --------    --------    -------
Revenues:
  Software licenses.........................................  $ 74,742    $ 55,169    $34,129
  Maintenance and other services............................    60,868      48,327     29,519
  Hardware..................................................    11,353      13,443     12,356
                                                              --------    --------    -------
Total revenues..............................................   146,963     116,939     76,004
Cost of revenues:
  Software licenses.........................................     9,222       6,584      4,772
  Maintenance and other services............................    42,818      35,632     18,577
  Hardware..................................................     8,638       9,966      9,309
                                                              --------    --------    -------
Total cost of revenues......................................    60,678      52,182     32,658
                                                              --------    --------    -------
Gross profit................................................    86,285      64,757     43,346
Operating expenses:
  Sales and marketing.......................................    40,456      29,632     19,817
  General and administrative................................    19,346      14,659     10,017
  Research and development..................................    10,505       8,918      8,648
  Acquisition and related costs.............................    15,565       3,656         --
  ESOP contribution.........................................        --          --        446
                                                              --------    --------    -------
Total operating expenses....................................    85,872      56,865     38,928
                                                              --------    --------    -------
Income from operations......................................       413       7,892      4,418
Other income (expense), net.................................     1,629         247     (1,250)
                                                              --------    --------    -------
Income before income taxes and extraordinary item...........     2,042       8,139      3,168
Provision for income taxes..................................     2,846       3,642        932
                                                              --------    --------    -------
Income (loss) before extraordinary item.....................      (804)      4,497      2,236
Extraordinary item, net of income taxes.....................        --          --     (1,017)
                                                              --------    --------    -------
Net income (loss)...........................................  $   (804)   $  4,497    $ 1,219
                                                              ========    ========    =======
Basic earnings (loss) per share before extraordinary item...  $  (0.06)   $   0.39    $  0.32
Extraordinary item..........................................        --          --      (0.15)
                                                              --------    --------    -------
Net earnings (loss) per share -- basic......................  $  (0.06)   $   0.39    $  0.17
                                                              ========    ========    =======
Diluted earnings (loss) per share before extraordinary
  item......................................................  $  (0.06)   $   0.38    $  0.29
Extraordinary item..........................................        --          --      (0.13)
                                                              --------    --------    -------
Net earnings (loss) per share -- diluted....................  $  (0.06)   $   0.38    $  0.16
                                                              ========    ========    =======
Common shares outstanding -- basic..........................    13,811      11,392      6,929
                                                              ========    ========    =======
Common shares outstanding -- diluted........................    13,811      11,954      7,807
                                                              ========    ========    =======

                            See accompanying notes.

                             DATAWORKS CORPORATION

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                 (IN THOUSANDS)

                                                                                                      CUMULATIVE
                                                                                                        FOREIGN
                                       PREFERRED SHARES    COMMON SHARES     RETAINED                  CURRENCY     SHAREHOLDERS'
                                       ----------------   ----------------   EARNINGS    RECEIVABLE   TRANSLATION      EQUITY
                                       SHARES   AMOUNT    SHARES   AMOUNT    (DEFICIT)   FROM ESOP    ADJUSTMENTS     (DEFICIT)
                                       ------   -------   ------   -------   ---------   ----------   -----------   -------------
Balance at January 1, 1995...........     --    $   --    6,635    $  649     $(1,818)    $(1,088)       $ 27          $(2,230)
  Issuance of common stock to comply
    with certain antidilution
    provisions.......................     --        --        2        --          --          --          --               --
  Issuance of warrants to purchase
    shares of common stock...........     --        --       --        29          --          --          --               29
  Issuance of Series A preferred
    stock net........................    865     5,938       --        --          --          --          --            5,938
  Issuance of common stock upon
    exercise of warrants and stock
    options..........................     --        --    1,229     1,532          --          --          --            1,532
  Conversion of Series A preferred
    stock upon initial public
    offering.........................   (865)   (5,938)     865     5,938          --          --          --               --
  Issuance of common stock upon
    initial public offering, net.....     --        --    2,566    24,195          --          --          --           24,195
  Dividends declared on common
    stock............................     --        --       --        --        (649)         --          --             (649)
  Repayments of ESOP receivable......     --        --       --        --          --       1,088          --            1,088
  Compensation relating to the
    granting of stock options and
    stock bonus......................     --        --       91       466          --          --          --              466
  Repurchase of common stock.........     --        --     (431)     (400)         --          --          --             (400)
  Tax benefit related to stock
    options exercised................     --        --       --        62          --          --          --               62
  Foreign currency translation
    adjustment.......................     --        --       --        --          --          --         (10)             (10)
  Net income.........................     --        --       --        --       1,219          --          --            1,219
                                        ----    -------   ------   -------    -------     -------        ----          -------
Balance at December 31, 1995.........     --        --    10,957   32,471      (1,248)         --          17           31,240
  Issuance of common stock upon
    exercise of stock options........     --        --      335       226          --          --          --              226
  Issuance of common stock upon
    exercise of warrants.............     --        --       14       122          --          --          --              122
  Issuance of common stock in
    follow-on public offering, net...     --        --    2,113    41,330          --          --          --           41,330
  Issuance of common stock under
    Employee Stock Purchase Plan.....     --        --      154     1,231          --          --          --            1,231
  Tax benefit related to exercise of
    stock options....................     --        --       --     3,180          --          --          --            3,180
  Compensation relating to the
    granting of stock options........     --        --       --       161          --          --          --              161
  Repurchase of common stock.........     --        --       (3)      (18)         --          --          --              (18)
  Foreign currency translation
    adjustment.......................     --        --       --        --          --          --         120              120
  Net income.........................     --        --       --        --       4,497          --          --            4,497
                                        ----    -------   ------   -------    -------     -------        ----          -------
Balance at December 31, 1996.........     --        --    13,570   78,703       3,249          --         137           82,089
  Issuance of common stock upon
    exercise of stock options........     --        --      217       458          --          --          --              458
  Issuance of common stock upon
    exercise of warrants                  --        --        1         3          --          --          --                3
  Issuance of common stock under
    Employee Stock Purchase Plan.....     --        --      179     1,672          --          --          --            1,672
  Tax benefit related to exercise of
    stock options....................     --        --       --       533          --          --          --              533
  Compensation relating to the
    granting of stock options........     --        --       --        89          --          --          --               89
  Foreign currency translation
    adjustment.......................     --        --       --        --          --          --          26               26
  Net loss...........................     --        --       --        --        (804)         --          --             (804)
                                        ----    -------   ------   -------    -------     -------        ----          -------
Balance at December 31, 1997.........     --    $   --    13,967   $81,458    $ 2,445     $    --        $163          $84,066
                                        ====    =======   ======   =======    =======     =======        ====          =======

                            See accompanying notes.

                             DATAWORKS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                YEARS ENDED DECEMBER 31,
                                                              -----------------------------
                                                                1997       1996      1995
                                                              --------   --------   -------
OPERATING ACTIVITIES
Net income (loss)...........................................  $   (804)  $  4,497   $ 1,219
Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
  Depreciation and amortization of intangible assets........     5,172      3,474     1,742
  Provision for doubtful accounts...........................     1,813      1,206     1,020
  Amortization of debt discount and debt issue costs........        --         --       214
  Non-cash acquisition and related costs....................     6,641         --        --
  Reduction of advances to officers charged to operating
    expenses................................................        --         --       109
  Compensation relating to the granting of options and stock
    bonus...................................................        89        161       466
  Purchased research and development........................        --         --     3,250
  Write-off of software license.............................        --         --       235
  Deferred income taxes.....................................      (449)       774    (1,605)
  Extraordinary item, non-cash portion......................        --         --       886
  Other.....................................................        --        (48)       85
  Changes in operating assets and liabilities:
    Accounts receivable.....................................   (16,253)   (15,897)  (10,917)
    Other current assets....................................    (1,159)    (2,801)   (1,684)
    Accounts payable........................................     1,624      1,917       820
    Accrued compensation....................................     5,407      2,161       707
    Deferred revenue........................................     4,332      1,081     2,314
    Other accrued liabilities and income taxes payable......        94      1,737     2,032
                                                              --------   --------   -------
Net cash provided by (used in) operating activities.........     6,507     (1,738)      893
INVESTING ACTIVITIES
Purchases of equipment, furniture and fixtures..............    (4,902)    (4,757)   (2,499)
Purchases of short-term investments.........................   (54,014)        --        --
Sale of short-term investments..............................    23,511         --        --
Additions to capitalized software costs.....................    (3,785)    (2,979)   (1,334)
Increase in intangible assets...............................      (296)        --      (310)
Advances to officers........................................        --         --      (224)
Acquisition of businesses...................................        --         --    (1,500)
Other assets................................................      (178)         8      (115)
                                                              --------   --------   -------
Net cash used in investing activities.......................   (39,664)    (7,728)   (5,982)
FINANCING ACTIVITIES
Net decrease in obligations under lines of credit...........      (479)        --    (2,751)
Proceeds from notes payable.................................       908      1,200     1,250
Repayments of notes payable.................................    (2,838)    (1,377)   (6,978)
Deferred debt issue costs...................................        --         --      (164)
Repayment of payables to shareholder........................        --         --       (50)
Repurchase of common stock..................................        --        (18)     (400)
Issuance of series A preferred stock, net...................        --         --     4,688
Dividend paid on class A common stock.......................        --         --      (649)
Issuance of common stock, net...............................     2,133     42,909    24,402
                                                              --------   --------   -------
Net cash (used in) provided by financing activities.........      (276)    42,714    19,348
Effect of exchange rate on cash.............................        26        105        34
                                                              --------   --------   -------
Net (decrease) increase in cash and cash equivalents........   (33,407)    33,353    14,293
Cash and cash equivalents at beginning of year..............    50,825     17,472     3,179
                                                              --------   --------   -------
Cash and cash equivalents at end of year....................  $ 17,418   $ 50,825   $17,472
                                                              ========   ========   =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for interest......................  $    355   $    290   $ 1,389
                                                              ========   ========   =======
Cash paid during the year for income taxes..................  $  2,511   $  1,875   $   930
                                                              ========   ========   =======
NON-CASH TRANSACTIONS:
Note payable for business acquisition.......................  $     --         --   $ 2,500
                                                              ========   ========   =======
Earnouts payable for business acquisitions..................  $    746   $    573   $    --
                                                              ========   ========   =======

                            See accompanying notes.

                             DATAWORKS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization and Basis of Presentation

     DataWorks Corporation ("DataWorks" or "the Company") is a California corporation which develops, markets, implements and supports open systems, client/server-based Enterprise Resource Planning software for mid-range discrete manufacturing companies.

     As described more fully in Note 2, on September 29, 1997, the Company acquired Interactive Group, Inc. ("Interactive"). The acquisition was accounted for as a pooling of interests and, accordingly, the consolidated financial statements reflect the combined financial position and operating results for the Company and Interactive for all periods presented. In addition, the consolidated financial statements include the accounts of DataWorks' wholly-owned subsidiaries DCD Corporation ("DCD") and DataWorks (Europe) Ltd. All significant intercompany accounts and transactions have been eliminated in consolidation.

     On December 31, 1995, Interactive acquired all of the outstanding shares of Just-In-Time Enterprise Systems, Inc. ("JIT") from Fourth Shift Corporation ("FSC") of Minneapolis, Minnesota, a publicly traded manufacturing software company (Note 2). This acquisition was accounted for under the purchase method of accounting. The results of operations of JIT are included in the consolidated statements of operations since the date of the acquisition.

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

  Cash and Cash Equivalents

     Cash and cash equivalents consist of cash and highly liquid investments with remaining maturities, when acquired, of three months or less. Included in cash and cash equivalents are $4,803,000 and $42,388,000 of debt and equity securities classified as available-for-sale stated at cost which approximates fair value at December 31, 1997 and 1996, respectively. DataWorks evaluates the financial strength of institutions at which significant investments are made and believes the related credit risk is limited to an acceptable level.

  Short-term Investments, available-for-sale

     Management determines the appropriate classification of its investments in marketable debt and equity securities at the time of purchase and re-evaluates such designation as of each balance sheet date. The Company has classified all securities as available-for-sale in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. Available-for-sale securities are carried at amounts which approximate fair value, with unrealized gains and losses reported net of related taxes as a separate component of shareholders' equity. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in earnings and computed using the specific identification cost method. At December 31, 1997, short-term investments include those securities with maturities less than one year from the balance sheet date.

  Equipment, Furniture and Fixtures

     Equipment, furniture and fixtures are recorded at cost. DataWorks provides for depreciation on equipment, furniture and fixtures using the straight-line method over the estimated useful lives of the assets,

                             DATAWORKS CORPORATION
generally three to seven years. Leasehold improvements are amortized over the lesser of their estimated useful life or term of the lease.

  Capitalized Software Costs

     In accordance with Statement of Financial Accounting Standards No. 86 Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, costs incurred in the research and development of new software products and significant enhancements to existing software products are charged against operations as incurred until the technological feasibility of the product has been established. After technological feasibility has been established, direct production costs, including programming and testing, are capitalized. Amortization of these costs will begin when the product becomes available for sale.

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

     In connection with the Interactive acquisition, the Company acquired certain Oracle-based products which has allowed the Company to redirect and focus its Impresa for Backoffice product (previously called ECS) to the Microsoft centric sequel server-based product. As a result of the overlap in development efforts, the Company wrote-off capitalized software costs related to Impresa for Backoffice totaling approximately $3.6 million and included this charge in acquisition and related costs during 1997.

  Intangible Assets

     Intangible assets arose from the acquisitions of various companies, including Madic, JIT and GP2 (see Note 2). The excess of cost over the fair value of the net assets purchased has been allocated to goodwill, customer list, non-compete agreements, trademarks and trade names, assembled work forces, and developed technology. These intangible assets are being amortized over estimated useful lives ranging from three to ten years. Periodically, management assesses whether there has been a permanent impairment in the value of intangible assets and the amount of such impairment is determined by comparing anticipated undiscounted future cash flows from operating activities with the carrying value of intangible assets.

  Foreign Currency Translation

     The Company has determined that the local currency of the United Kingdom operations is the functional currency. Accordingly, assets and liabilities are translated at the current exchange rate at the balance sheet date, and revenues and expenses are translated at the average exchange rate in effect during the period. Translation adjustments are reported as a separate component of shareholders' equity. Realized gains and losses related to foreign currency transactions are reported as income or expense in the period presented. Such gains and losses were not material for any period presented.

  Revenue Recognition

     Revenue is derived from licensing software, the sale of hardware, maintenance, implementation and installation, consulting and custom programming services. Contract revenue related to software licenses and hardware sales is recognized upon delivery of the products, provided that no significant vendor obligations remain and the collection of the related receivable is deemed probable, net of estimated future returns. Maintenance contract revenue is recognized ratably over the period the service is provided. Revenue from implementation and installation, consulting and custom programming is billed and recognized as the services

                             DATAWORKS CORPORATION
are provided. Amounts billed but not recognized are deferred in the accompanying consolidated balance sheets. DataWorks' policy is in compliance with the provisions of the American Institute of Certified Public Accountants Statement of Position No. 91-1, Software Revenue Recognition.

  Concentration of Credit Risk

     DataWorks sells its products primarily to manufacturing companies located throughout the United States and, to a lesser extent, Europe. Credit is extended based on an evaluation of the customer's financial condition and terms of DataWorks' sales normally require a significant up-front cash deposit. DataWorks estimates its potential losses on trade receivables on an ongoing basis and provides for anticipated losses in the period in which the revenues are recognized. Actual losses may differ from DataWorks' estimates, which could have a material impact on DataWorks' results of operations in future periods. For the three years ended December 31, 1997, the Company had no individual customer which accounted for 10% or more of total annual revenues.

  Earnings Per Share

     In 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 128, Earnings Per Share (SFAS 128). SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is similar to the previously reported fully diluted earnings per share. All earnings per share amounts presented, and where appropriate, have been restated to conform to the SFAS 128 requirements.

  Accounting Standard on Impairment of Long-Lived Assets

     Effective January 1, 1996, DataWorks adopted Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of. The adoption in 1996 had no material effect on the consolidated financial statements.

  New Accounting Standards

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS 130), which the Company is required to adopt for 1998. This statement will require the Company to report in the financial statements, in addition to net income, comprehensive income and its components including foreign currency items and unrealized gains and losses on certain investments in debt and equity securities. Upon adoption of SFAS 130, the Company is also required to reclassify financial statements for earlier periods provided for comparative purposes. The adoption of SFAS 130 will not have a significant impact on the Company's consolidated financial statement disclosures.

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131), which the Company is required to adopt for its 1998 annual financial statements. This statement establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Under SFAS 131, operating segments are to be determined consistent with the way that management organizes and evaluates financial information internally for making operating decisions and assessing performance. The Company has not determined the impact of the adoption of this new accounting standard on its consolidated financial statement disclosures.

     In November 1997, the American Institute of Certified Public Accountants issued Statement of Position No. 97-2, Software Revenue Recognition (SOP 97-2), which the Company is required to adopt for

                             DATAWORKS CORPORATION
agreements entered into with customers beginning in 1998. This statement provides guidance for recognizing revenue related to sales by software vendors. The Company is currently evaluating the impact this statement will have on its financial condition and results of operations.

  Reclassifications

     Certain prior year balances have been reclassified to conform to the current year presentation.

2.  BUSINESS COMBINATIONS

     On September 29, 1997, the Company acquired Interactive Group, Inc., a Delaware corporation, and its wholly-owned subsidiaries Interactive (UK) Ltd., JIT and Interactive France which develops, markets, implements and supports integrated business information systems that enable discrete manufacturers to manage their enterprise-wide information requirements. Under the terms of the acquisition agreement, stockholders of Interactive received 3,709,165 shares of common stock of the Company based on an exchange ratio of 0.8054 shares for each share of Interactive common stock they owned at the time the acquisition was consummated. In addition, options and warrants to acquire Interactive common stock were converted as a result of the acquisition into equivalent options and warrants to acquire the Company's common stock, based upon the exchange ratio. The acquisition has been accounted for under the pooling-of-interests method of accounting. Accordingly, the historical financial statements for periods prior to the consummation of the combination have been restated as though the companies had been combined for all periods presented.

     In connection with the acquisition of Interactive, the Company recorded one-time acquisition and related costs during the third quarter of 1997 of $15.6 million. These costs included investment banking fees, legal and accounting fees, certain capitalized software and asset write-offs and various estimated expenses associated with the integration of operations. At December 31, 1997, approximately $1.5 million of anticipated integration and severance costs are included in other accrued liabilities.

     On September 27, 1996, the Company acquired DCD, a Minnesota corporation, which designs, develops, markets and supports management software for use by lower tier mid-range manufacturers in the make-to-order manufacturing industry. In connection with the acquisition, the shareholders of DCD received 1,763,704 shares of common stock of the Company. The acquisition has been accounted for under the pooling-of-interests method of accounting. Accordingly, the historical financial statements for periods prior to the consummation of the combination have been restated as though the companies had been combined for all periods presented. In connection with the acquisition of DCD, the Company recorded one-time acquisition and related costs of $3.7 million which consisted of investment banking fees, legal and accounting fees and certain expenses associated with the integration of operations.

                             DATAWORKS CORPORATION

     Total revenues and net income (loss) of DataWorks and Interactive for the periods preceding the acquisition were as follows (in thousands):

                                                     DATAWORKS    INTERACTIVE    COMBINED
                                                     ---------    -----------    --------
Six months ended June 30, 1997
  Total revenues...................................   $34,002       $28,442      $ 62,444
  Net income (loss)................................     2,963           367         3,330
Year ended December 31, 1996
  Total revenues...................................    60,748        56,191       116,939
  Net income.......................................     3,236         1,261         4,497
Year ended December 31, 1995
  Total revenues...................................    43,011        32,993        76,004
  Extraordinary item, net of income taxes..........    (1,017)           --        (1,017)
  Net income (loss)................................     2,357        (1,138)        1,219

     In January 1996, DataWorks purchased certain assets of Arrowkey Systems ("Arrowkey") for $450,000. In accordance with the terms of the agreement, the Company paid an additional $75,000 in January 1997 and may be required to pay up to $75,000 in January 1998 and 1999 if certain sales levels of Arrowkey software products are achieved (as defined). The owner of Arrowkey is an employee of DataWorks.

     On December 31, 1995, Interactive acquired all of the outstanding shares of JIT in exchange for $1.5 million of cash, a $2.5 million note payable, and the assumption of net liabilities of $4.3 million. These liabilities do not take into account any potential losses associated with litigation that JIT is subject to in the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's results of operations or financial position.

     In addition, $1.2 million of contingent consideration is payable in two installments due January 1998 and 1999 based on a percentage of revenues generated from the JIT software. During the years ended December 31, 1997 and 1996, Interactive accrued $282,000 and $415,000, respectively, under the earnout calculation and recorded corresponding increases to its intangible assets related to the purchase price of JIT (Note 6). A summary of the purchase price and the allocation of costs to the assets acquired from JIT is as follows as of December 31, 1995 (in thousands):

Current assets.....................................  $ 2,165
Fixed assets.......................................      863
Intangible assets..................................    2,455
In-process research and development................    3,250
                                                     -------
                                                     $ 8,733
                                                     =======

     During 1995, following the acquisition of JIT, Interactive wrote-off the purchased in-process research and development and this amount is included in research and development expense.

     On July 25, 1997, Interactive acquired substantially all of the outstanding shares of Genie Productique/ Gestion de Production ("GP2"), subsequently renamed Interactive France, a small provider of ERP software solutions to the manufacturing mid-market in France, in exchange for approximately $420,000 plus an additional $167,000 of contingent consideration payable over three years based on a percentage of revenues generated primarily from Interactive France's installed base of customers. The transaction was accounted for as a purchase and DataWorks' statements of operations include the results of operations of Interactive France from the date of acquisition. The excess of cost over the fair value of the net assets purchased has been allocated to customer base and assembled work force.

                             DATAWORKS CORPORATION

3.  FINANCIAL STATEMENT INFORMATION

  Equipment, Furniture and Fixtures

     Equipment, furniture and fixtures consist of the following (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1997       1996
                                                              --------    -------
Computer equipment..........................................  $ 11,133    $ 9,051
Office furniture, fixtures and equipment and other..........     7,574      5,337
                                                              --------    -------
                                                                18,707     14,388

Less accumulated depreciation and amortization..............   (10,523)    (7,318)
                                                              --------    -------
                                                              $  8,184    $ 7,070
                                                              ========    =======

  Intangible Assets

     Intangible assets consist of the following (in thousands):

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1997       1996
                                                              -------    -------
Customer list...............................................  $ 3,300    $ 3,300
Goodwill....................................................    1,531      1,531
Covenant not to compete.....................................      960        810
Assembled workforce.........................................    1,013        831
Trademarks and trade names..................................      457        457
Customer base...............................................      990        563
Developed technology........................................    1,053        770
Other.......................................................       68         68
                                                              -------    -------
                                                                9,372      8,330
Less accumulated amortization...............................   (3,289)    (2,129)
                                                              -------    -------
                                                              $ 6,083    $ 6,201
                                                              =======    =======

4.  SHORT-TERM INVESTMENTS

     At December 31, 1997, the amortized cost of short-term investments classified as available-for-sale was as follows (in thousands):

                                                              AMORTIZED
                                                                COST
                                                              ---------
U.S. government debt securities.............................   $ 2,739
Tax exempt commercial paper and auction securities..........     1,007
Municipal bonds.............................................    26,757
                                                               -------
                                                               $30,503
                                                               =======

     The amortized cost of these securities approximates fair value at December 31, 1997. No significant gains or losses were realized during the years ended December 31, 1997 and 1996.

                             DATAWORKS CORPORATION

5.  EMPLOYEE STOCK OWNERSHIP PLAN AND RECAPITALIZATION

     DCD established an ESOP in 1992 for the benefit of all employees meeting certain eligibility requirements. In 1992, DCD obtained financing of $2,550,000 from a commercial bank and advanced the proceeds to the ESOP which purchased 899,640 shares of common stock from a DCD stockholder. The ESOP note payable was secured by the assets of DCD and a $500,000 personal guarantee of the selling stockholder. During 1995, the ESOP note payable and "Receivable from ESOP" were paid in full.

     DCD recorded the funds advanced to the ESOP as a "Receivable from ESOP" which was a reduction of stockholders' equity. As DCD made discretionary contributions and dividends to the ESOP, these amounts were used to repay the "Receivable from ESOP" and the related ESOP note payable. As the principal amount of the loan was repaid, the "Receivable from ESOP" was reduced accordingly. The amount of the repayments during 1995 was $1,087,503.

     During 1995, DCD paid $56,408 of interest expense, contributed $438,477 to the ESOP and incurred $7,073 of other ESOP related expenses. Also during 1995, DCD paid dividends of $649,026 on common stock owned by the ESOP. At December 31, 1995, the ESOP had released and allocated 899,640 shares.

6.  LONG-TERM OBLIGATIONS

     Long-term obligations consist of the following (in thousands):

                                                                DECEMBER 31,
                                                              -----------------
                                                               1997      1996
                                                              ------    -------
8.75% note payable to Fourth Shift Corporation; principal
  and interest payable in twelve equal quarterly
  installments of $239,130 each, commencing on April 1,
  1996; paid September 30, 1997.............................  $   --    $ 1,934
Revolving line of credit agreement with Royal Bank of
  Scotland plc (the "Royal Bank of Scotland Agreement");
  interest payable monthly at the bank's prime rate, plus 2%
  (9.25% at December 31, 1997); expires July 31, 1998.......     721         --
Revolving line of credit agreement; interest payable
  monthly; repaid and cancelled September 30, 1997..........      --      1,200
Non-interest bearing earnout payable to FSC; due in varying
  amounts until January 31, 1999............................     697        415
Non-interest bearing earnout payable to GP2; due in varying
  amounts until July 25, 2000...............................     420         --
Other.......................................................     376        328
                                                              ------    -------
                                                               2,214      3,877
Less current portion of long-term obligations...............    (721)    (2,013)
                                                              ------    -------
                                                              $1,493    $ 1,864
                                                              ======    =======

     Maturities of long-term obligations are as follows (in thousands):

              YEARS ENDED DECEMBER 31,
              ------------------------
1998................................................  $  721
1999................................................   1,264
2000................................................     200
2001................................................      26
2002 and thereafter.................................       3
                                                      ------
                                                      $2,214
                                                      ======

                             DATAWORKS CORPORATION

     The Royal Bank of Scotland Agreement is limited to borrowings of 800,000 British pounds (approximately $1.3 million at December 31, 1997) and is secured by the accounts receivable of Interactive (U.K.) Ltd. The Royal Bank of Scotland Agreement contains restrictive covenants, including limitations on the payment of dividends. At December 31, 1997, the Company was in compliance with all such covenants.

     In June 1997, the Company amended its banking facility agreement to be uncommitted. This facility provides for borrowings up to a maximum of $6 million and bears interest at the bank's prime rate (8.5% at December 31, 1997). This uncommitted arrangement can be withdrawn by the lender at any time, at their option. At December 31, 1997, DataWorks had no borrowings outstanding under the banking facility.

7.  EXTRAORDINARY ITEM

     In connection with the repayment of a senior term note payable in September 1995 and the settlement of subordinated notes payable in August and November 1995, the related unamortized debt issue costs and debt discount were written off. In addition, DataWorks also incurred prepayment and other cash charges related to the payment of the senior term note. In accordance with generally accepted accounting principles, these write-offs and cash charges, net of the related income tax benefits, have been reported as extraordinary items in the accompanying consolidated statements of operations. The composition of the extraordinary items are as follows (in thousands):

                                                                 YEAR ENDED
                                                              DECEMBER 31, 1995
                                                              -----------------
Write-off of unamortized debt issue costs and debt
  discount..................................................       $  886
Cash prepayment penalty and other cash charges..............          838
                                                                   ------
                                                                    1,724
Income tax benefit..........................................         (707)
                                                                   ------
                                                                   $1,017
                                                                   ======

8.  INCOME TAXES

     The provision for income taxes consists of the following (in thousands):

                                                            YEARS ENDED DECEMBER 31,
                                                           --------------------------
                                                            1997      1996      1995
                                                           ------    ------    ------
Current:
  Federal................................................  $2,324    $1,827    $1,113
  Foreign................................................     611       561       398
  State..................................................     717       480       269
                                                           ------    ------    ------
                                                            3,652     2,868     1,780
Deferred:
  Federal................................................    (622)      720      (779)
  Foreign................................................      --        --        --
  State..................................................    (184)       54       (69)
                                                           ------    ------    ------
                                                             (806)      774      (848)
                                                           ------    ------    ------
                                                           $2,846    $3,642    $  932
                                                           ======    ======    ======

                             DATAWORKS CORPORATION

     Deferred income taxes are provided for temporary differences in recognizing certain income and expense items for financial reporting and tax reporting purposes. Significant components of deferred tax assets and liabilities are as follows (in thousands):

                                                                 YEARS ENDED
                                                                 DECEMBER 31,
                                                              ------------------
                                                               1997       1996
                                                              -------    -------
Deferred tax liabilities:
  Difference in tax basis of acquired intangibles...........  $  (847)   $(1,066)
  Capitalized software costs................................   (1,665)    (1,735)
  Depreciation..............................................       --        (49)
  Other.....................................................      (70)      (110)
                                                              -------    -------
Total deferred tax liabilities..............................   (2,582)    (2,960)
Deferred tax assets:
  Net operating loss and credit carryforwards...............      323      1,205
  Deferred revenue and expenses.............................       38        500
  Allowance for doubtful accounts and product returns.......      889        307
  Depreciation..............................................      394         --
  Purchased research and development........................    1,155      1,183
  Accrued liabilities and other.............................    2,196      1,347
                                                              -------    -------
Total deferred tax assets...................................    4,995      4,542
                                                              -------    -------
Net deferred tax assets.....................................  $ 2,413    $ 1,582
                                                              =======    =======

     The effective income tax rate varied from the statutory federal rate as follows:

                                                            YEARS ENDED DECEMBER 31,
                                                           --------------------------
                                                            1997      1996      1995
                                                           ------    ------    ------
Income tax provision at statutory rate...................  $  695    $2,784    $1,077
State income tax provision, net of federal benefits......     352       410       163
Benefit of tax credits...................................    (416)     (278)     (105)
Non deductible merger expenses...........................   1,901       682        --
ESOP dividend tax benefit................................      --        --      (256)
Effect of foreign rates..................................      --        16       (38)
Utilization of research tax credits and net operating
  loss carryforwards.....................................      --      (228)       --
Permanent differences....................................    (477)       73       (54)
Other....................................................     791       183       145
                                                           ------    ------    ------
                                                           $2,846    $3,642    $  932
                                                           ======    ======    ======

     At December 31, 1997, DataWorks has a consolidated federal research and development credit carryforward of approximately $312,000 which will begin to expire in 2012, unless previously utilized.

     In accordance with Sections 382 and 383 of the Internal Revenue Code, a change in ownership of greater than fifty percent of a corporation within a three-year period will place an annual limitation on the corporation's ability to utilize its existing carryforwards.

                             DATAWORKS CORPORATION

9.  RECEIVABLE FROM OFFICER

     At December 31, 1997 and 1996, the receivable from officer is from one of DataWorks' principal officers and shareholders and consists of net advances totaling $97,000 and $155,300, respectively, and is included in other assets. The advances will be repaid or offset against any future performance bonuses earned and approved by the Board of Directors.

10.  COMMITMENTS AND CONTINGENCIES

     The Company is obligated under various noncancellable operating leases for equipment, vehicles and office space through 2004. Certain of the leases provide that the Company pay all or a portion of taxes, maintenance, insurance and other operating expenses, and certain of the rents are subject to adjustment for changes as determined by certain consumer price indices and exchange rates. Two of DataWorks' corporate office lease agreements provide for deferred payment terms. For financial reporting purposes, rent expense is recorded on the straight-line basis over the term of the lease and the difference between rent expense accrued and amounts paid under the lease agreements are included in other liabilities in the accompanying consolidated balance sheets.

     Minimum lease commitments for noncancellable operating leases as of December 31, 1997 are as follows (in thousands):

             YEARS ENDED DECEMBER 31,
             ------------------------
1998...............................................  $ 4,160
1999...............................................    3,360
2000...............................................    2,356
2001...............................................    2,187
2002 and thereafter................................    2,231
                                                     -------
                                                     $14,294
                                                     =======

     Aggregate rent expense was approximately $4,162,000, $3,437,000 and $2,663,000 in 1997, 1996 and 1995, respectively.

     During 1997, the Company entered into various software resell agreements with third party software providers. These resell agreements generally require certain minimum levels of renumeration during the term of the agreements in the form of quarterly or annual minimum royalty and maintenance support payments. At December 31, 1997, the Company is obligated to make minimum payments related to these resell agreements as follows (in thousands):

            YEARS ENDED DECEMBER 31,
            ------------------------
1998.............................................    $ 1,927
1999.............................................      3,360
2000.............................................      2,261
2001.............................................      2,968
                                                     -------
                                                     $10,516
                                                     =======

  Contingencies

     The Company is subject to legal proceedings and claims that arise in the normal course of business. While the outcome of the proceedings and claims cannot be predicted with certainty, management does not believe that the outcome of any of these matters will have a material adverse effect on the Company's consolidated financial condition or results of operations.

                             DATAWORKS CORPORATION

11.  SHAREHOLDERS' EQUITY

  Common Stock

     In January 1991, the Company entered into a stock and cash bonus arrangement (the "Arrangement") with an officer of the Company that provided for the issuance of common stock as a bonus for services rendered. On January 1, 1995, the Company issued 90,849 shares of common stock and a related cash bonus sufficient to cover the related income tax under the Arrangement. No further cash or stock bonuses have been provided for under this Arrangement. On March 20, 1995, the Company removed the forfeiture provisions associated with the Arrangement, and compensation expense of $871,000 related to this bonus was recorded which consisted of the then current fair value of the common stock and the related cash bonus under the Arrangement.

  Preferred Stock

     As of December 31, 1997, DataWorks is authorized to issue 5,000,000 shares of preferred stock; no shares are outstanding.

  Warrants

     In connection with various financing arrangements, the Company issued warrants to purchase 1,382,183 shares of DataWorks' common stock at prices ranging from $0.26 to $8.68 per share. In connection with the completion of the initial public offering in November 1995, 1,345,869 warrants were converted to 1,050,843 shares of common stock for cash proceeds of $175,439 and the settlement of $1,300,000 of subordinated notes payable. During 1997 and 1996, warrants were exercised for the purchase of 988 and 14,092 shares of common stock, respectively, at $8.68 per share. At December 31, 1997, warrants to purchase 21,234 shares of common stock at $8.68 per share remain outstanding. The warrants expire in August, 2000.

     In addition, in May 1995, the Company granted a warrant to an underwriter for the purchase of up to 104,702 shares of common stock at an exercise price of $9.68 per share. The warrant expires in May, 2000.

     In 1990, a warrant was issued to a shareholder to purchase 113,852 shares of Company common stock at $0.22 per share. The warrant was exercised in March, 1995 by reducing the subordinated debenture payable to the shareholder.

  Stock Option Exercised by Officer

     In July 1996, an officer of DCD exercised an option to acquire 37% of DCD's common shares in accordance with the terms of the option. For tax purposes, the exercise of the option is compensatory. Accordingly, for the year ended December 31, 1996, the Company recorded a tax benefit of approximately $2.5 million as an addition to common stock.

  Stock Option Plans

     The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related Interpretations, in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     DataWorks has an Equity Incentive Plan (the "Plan") under which 2,824,127 shares of common stock are reserved for issuance to eligible employees, directors and consultants of DataWorks. The Plan provides for

                             DATAWORKS CORPORATION
awards in the form of options, stock bonuses, restricted shares or stock appreciation rights ("SARs"). The terms of any stock awards under the Plan, including vesting requirements, are determined by the Board of Directors, subject to the provisions of the Plan. Options issued under the Plan are either incentive stock options ("ISOs") or nonstatutory stock options ("NSOs"). The exercise price of the ISOs is not less than the fair market value on the date of grant and the exercise price of the NSOs is determined by the Board of Directors. Options granted under the Plan generally become exercisable over a period of four years and the maximum term of options granted is ten years. For the years ended December 31, 1997, 1996 and 1995, the Company recorded $89,000, $91,000 and $15,000, respectively, in compensation expense related to employee stock options granted at less than fair market value on the date of grant.

     On September 13, 1995, DataWorks adopted the Non-Employee Directors' Stock Option Plan (the "Directors' Plan") under which 150,000 shares of common stock are reserved for issuance upon exercise of options granted by DataWorks to non-employee members of the board of directors. The exercise price of the options will be at the fair market value of the stock on the date of grant. Options granted under the Directors' Plan will become exercisable over three years and expire ten years from the date of grant. As of December 31, 1997, 100,000 options were granted under the Directors' Plan.

     In addition, at December 31, 1997, DataWorks has outstanding options to purchase an additional 102,169 shares of common stock at prices ranging from $1.30 to $5.20 per share outside of the plans, of which 47,172 were exercisable. The Company recorded $70,000 of expense related to the estimated fair market value of certain of these options on their date of grant during the year ended December 31, 1996.

     Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company has accounted for its employee stock options under the fair value method of that Statement. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 1997, 1996 and 1995, respectively: risk-free interest rates of 6.25%, 6% and 6%; dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of 76.5%, 67.5% and 67.5% for 1997, 1996 and 1995, respectively, and a weighted-average life of the options of 5.15,
4.06 and 4.09 years for 1997, 1996 and 1995, respectively.

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands, except for earnings per share information):

                                                           YEARS ENDED DECEMBER 31,
                                                          ---------------------------
                                                           1997       1996      1995
                                                          -------    ------    ------
Pro forma net income (loss).............................  $(2,913)   $3,406    $1,147
                                                          =======    ======    ======
Pro forma basic earnings (loss) per share...............  $ (0.21)   $ 0.30    $ 0.17
                                                          =======    ======    ======
Pro forma diluted earnings (loss) per share.............  $ (0.21)   $ 0.28    $ 0.15
                                                          =======    ======    ======

     The results above are not likely to be representative of the effects of applying FAS 123 on reported net income or loss for future years as these amounts reflect the expense for only one, two or three years vesting.

                             DATAWORKS CORPORATION

     A summary of the Company's stock option activity, including those issued outside of the plans, and related information for the years ended December 31 follows:

                                    1997                    1996                    1995
                            ---------------------   ---------------------   ---------------------
                                        WEIGHTED-               WEIGHTED-               WEIGHTED-
                                         AVERAGE                 AVERAGE                 AVERAGE
                                        EXERCISE                EXERCISE                EXERCISE
                             OPTIONS      PRICE      OPTIONS      PRICE      OPTIONS      PRICE
                            ---------   ---------   ---------   ---------   ---------   ---------
Outstanding -- beginning
  of year.................  1,399,516    $11.16     1,104,927    $ 3.91       525,788     $ .26
  Granted.................    877,878     15.08       662,301     17.67       682,359      6.06
  Exercised...............   (172,207)     1.95      (335,158)      .67       (64,759)      .49
  Forfeited...............   (125,601)    11.56       (32,554)     7.02       (38,461)      .39
                            ---------               ---------               ---------
Outstanding -- end of
  year....................  1,979,586    $13.85     1,399,516    $11.16     1,104,927     $3.91
                            =========               =========               =========
Exercisable at end of
  year....................    584,465                 390,351                 358,761
Weighted-average fair
  value of options granted
  during year.............  $   11.93               $    9.27               $    2.04

     The weighted-average remaining contractual life of the options outstanding at December 31, 1997 is 8.45 years.

     The following table summarizes information about stock options outstanding at December 31, 1997:

                                 OUTSTANDING                           EXERCISABLE
                  ------------------------------------------   ----------------------------
                                 REMAINING       WEIGHTED                    EXERCISE PRICE
   RANGE OF         NUMBER      CONTRACTUAL      AVERAGE         NUMBER         WEIGHTED
EXERCISE PRICES   OUTSTANDING      LIFE       EXERCISE PRICE   EXERCISABLE      AVERAGE
---------------   -----------   -----------   --------------   -----------   --------------
$ 0.26 to  0.65      52,311        6.12           $  .46          37,204         $ 0.39
  2.86 to  3.72     107,891        6.21             3.25          64,350           3.29
  5.02 to  6.83     239,841        8.79             6.30          50,167           5.87
     7.53           150,340        7.81             7.53          80,360           7.53
  9.31 to  1.06     243,989        7.97            10.59         157,945          10.60
     11.50          126,415        8.00            11.50          55,602          11.50
 13.25 to 14.50      90,527        9.50            13.89           4,443          14.50
 15.30 to 16.00     334,106        8.34            15.64          22,859          16.00
 18.13 to 18.50     312,166        9.67            18.46          11,804          18.20
 21.75 to 25.75     322,000        8.78            25.23          99,731          25.26

     At December 31, 1997, options for 560,461 shares were available for future grant.

  Employee Stock Purchase Plan

     On September 13, 1995, DataWorks adopted an Employee Stock Purchase Plan (the "Purchase Plan") under which 440,734 shares of common stock were reserved for sale to employees. DataWorks' Board of Directors may grant eligible employees the right to purchase a fixed number of shares of common stock (up to but not exceeding 15% of each employee's earnings) over a fixed offering period (not to exceed 27 months) at the lesser of 85% of the fair market value of the stock on the grant date or 85% of the fair market value on the purchase date or dates specified on the date of grant. At December 31, 1997, 333,150 shares have been issued under the Purchase Plan.

                             DATAWORKS CORPORATION

  Shares Reserved for Future Issuance

     The following common stock is reserved for future issuance at December 31, 1997:

Stock options:
  Granted and outstanding...................................  1,979,586
  Reserved for future grants................................    560,461
                                                              ---------
                                                              2,540,047
Warrants....................................................    125,936
Employee stock purchase plan................................    107,584
                                                              ---------
                                                              2,773,567
                                                              =========

12.  EMPLOYEE RETIREMENT AND PROFIT SHARING PLANS

     Effective July 1, 1994, DataWorks established a 401(k) defined contribution retirement plan (the "Retirement Plan") covering all employees. The Retirement Plan provides for voluntary employee contributions from 1% to 15% of annual compensation (as defined). DataWorks may contribute such amounts as determined by the Board of Directors. Participants vest in employer contributions over five years at a rate of 20% for each year of service. There were no employer contributions to the Retirement Plan during the years ended December 31, 1997, 1996 or 1995.

     Interactive maintains profit sharing and deferred savings plans for its employees, which allow participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. Under both plans, Interactive contributions are discretionary, and employees vest immediately in their contributions. Interactive U.K. Subsidiary also maintains a defined contribution pension plan for its employees. Expenses for the plans aggregated approximately $790,000, $571,000, and $314,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

     In addition, DCD has a profit sharing plan which provides for an annual contribution not to exceed the maximum allowed as a deduction under the Internal Revenue Code. The plan covers substantially all employees after specified periods of service and the attainment of minimum age requirements. Each year's contribution is determined by the Board of Directors. No Company contributions to the plan were declared or made during 1997, 1996 or 1995.

     Effective July 1996, DCD established a 401(k) defined contribution retirement plan (the "DCD plan") covering all employees of DCD. The DCD plan provides for voluntary employee contributions from 1% to 15% of annual compensation (as defined). DCD may match these contributions at 50% on the first 6% of employee contributions. For the years ended December 31, 1997 and 1996, DCD contributions to the plan totaled $0 and $87,000, respectively.

13.  EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share (in thousands except per share amounts):

                                                           YEARS ENDED DECEMBER 31,
                                                         ----------------------------
                                                          1997       1996       1995
                                                         -------    -------    ------
Numerator
  Net income (loss)....................................  $  (804)   $ 4,497    $1,219
                                                         =======    =======    ======
  Numerator for basic and diluted earnings per
     share -- income (loss) available to common
     shareholders......................................  $  (804)   $ 4,497    $1,219
                                                         =======    =======    ======

                             DATAWORKS CORPORATION

                                                           YEARS ENDED DECEMBER 31,
                                                         ----------------------------
                                                          1997       1996       1995
                                                         -------    -------    ------
Denominator
  Weighted average common shares outstanding -- shares
     used in computing basic earnings per share........   13,811     11,392     6,929
     Weighted average options and warrants to purchase
       common stock as determined by the treasury
       method..........................................       --        562       878
                                                         -------    -------    ------
  Shares used in computing diluted earnings per
     share.............................................   13,811     11,954     7,807
                                                         =======    =======    ======
Basic earnings (loss) per share........................  $ (0.06)   $  0.39    $ 0.17
                                                         =======    =======    ======
Diluted earnings (loss) per share......................  $ (0.06)   $  0.38    $ 0.16
                                                         =======    =======    ======

     The earnings (loss) per share information was computed applying the requirements of recently effective Statement of Financial Accounting Standards No. 128 and SEC Staff Accounting Bulletin No. 98.

14.  GEOGRAPHIC DATA

     The Company's operations consist of one business segment: the development, marketing, implementation, and support of integrated business information systems for the discrete manufacturing industry. The Company has operations in North America and Europe. The operations and identifiable assets of the Company by geographic area are as follows (in thousands):

                                                         YEARS ENDED DECEMBER 31,
                                                     --------------------------------
                                                       1997         1996       1995
                                                     --------     --------    -------
Revenues from unaffiliated customers:
  North America....................................  $121,689     $ 96,794    $62,768
  Europe...........................................    25,274       20,145     13,236
                                                     --------     --------    -------
                                                     $146,963     $116,939    $76,004
                                                     ========     ========    =======
Income (loss) before income taxes:
  North America....................................  $ (1,402)(a) $  6,138(b) $ 1,995
  Europe...........................................     3,444        2,001      1,173
                                                     --------     --------    -------
                                                     $  2,042     $  8,139    $ 3,168
                                                     ========     ========    =======
Identifiable assets:
  North America....................................  $116,775     $111,797    $55,777
  Europe...........................................    14,361        9,405      7,139
                                                     --------     --------    -------
                                                     $131,136     $121,202    $62,916
                                                     ========     ========    =======

---------------
(a) Includes one-time charges in the aggregate, after-tax amount of $11.9 million in connection with the Interactive acquisition.

(b) Includes one-time charges in the aggregate, after-tax amount of $2.1 million in connection with the DCD acquisition.