Form 10-Q
period 1998-03-31
DATAWORKS CORP
filed 1998-05-14
CIK 1000860

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______.

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

As of May 12, 1998, there were 14,218,823 shares of the Registrant's Common Stock outstanding.

================================================================================

                              DATAWORKS CORPORATION
                                 FORM 10-Q INDEX

                                                                         Page
                                                                         ----
PART I.    FINANCIAL INFORMATION


Item 1.    Financial Statements

           Consolidated Balance Sheets as of March 31, 1998
           (unaudited) and December 31, 1997                              3

           Consolidated Statements of Income (unaudited)
           for the Three Months Ended March 31, 1998 and 1997             4

           Consolidated Statements of Cash Flows (unaudited)
           for the Three Months Ended March 31, 1998 and 1997             5

           Notes to Consolidated Financial Statements (unaudited)         6

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                      7

Item 3.    Quantitative and Qualitative Disclosure About Market Risk      9


PART II.   OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K                               10

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

                              DATAWORKS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                MARCH 31,      DECEMBER 31,
                                                                  1998             1997
                                                              ------------     ------------
                                                              (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                   $     34,927     $     17,418
  Short-term investments, available-for-sale                        11,533           30,503
  Accounts receivable, net of allowance for doubtful
   accounts of $2,326 and $2,360 at March 31, 1998 and
   December 31, 1997, respectively                                  53,854           53,617
  Deferred income taxes                                              3,377            3,377
  Other current assets                                               6,932            6,354
                                                              ------------     ------------
Total current assets                                               110,623          111,269

Equipment, furniture and fixtures, net                               9,636            8,184
Capitalized software costs, net                                      6,742            4,807
Intangible assets, net                                               5,772            6,083
Other assets                                                         1,028              793
                                                              ------------     ------------
Total assets                                                  $    133,801     $    131,136
                                                              ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                            $     13,571     $     11,802
  Accrued compensation                                               8,480           10,476
  Income taxes payable                                               3,297            1,732
  Deferred revenue                                                  13,853           14,271
  Current portion of long-term obligations                             253              721
  Other accrued liabilities                                          2,723            5,611
                                                              ------------     ------------
Total current liabilities                                           42,177           44,613

Deferred income taxes                                                  964              964
Long-term obligations, less current portion                          1,177            1,493

Commitments
Shareholders' equity:
  Common shares, no stated par value:
     Authorized shares - 25,000
     Issued and outstanding shares - 14,215 and 13,967 at
      March 31, 1998 and December 31, 1997, respectively            83,803           81,458
  Retained earnings                                                  5,537            2,445
  Cumulative foreign currency translation adjustments                  143              163
                                                              ------------     ------------
Total shareholders' equity                                          89,483           84,066
                                                              ------------     ------------
Total liabilities and shareholders' equity                    $    133,801     $    131,136
                                                              ============     ============

                             See accompanying notes

                              DATAWORKS CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                  (in thousands, except per share information)

                                             THREE MONTHS ENDED
                                                  MARCH 31,
                                        -----------------------------
                                            1998             1997
                                        ------------     ------------
Revenues:
   Software licenses                    $     18,409     $     13,697
   Maintenance and other services             18,751           13,732
   Hardware                                    3,423            2,508
                                        ------------     ------------
Total revenues                                40,583           29,937

Cost of revenues:
   Software licenses                           1,838            1,492
   Maintenance and other services             13,219            9,751
   Hardware                                    2,699            1,846
                                        ------------     ------------
Total cost of revenues                        17,756           13,089
                                        ------------     ------------

Gross profit                                  22,827           16,848

Operating expenses:
   Sales and marketing                        10,809            8,067
   General and administrative                  4,365            3,782
   Research and development                    3,116            2,426
                                        ------------     ------------
Total operating expenses                      18,290           14,275
                                        ------------     ------------

Income from operations                         4,537            2,573
Other income, net                                333              382
                                        ------------     ------------

Income before income taxes                     4,870            2,955
Provision for income taxes                     1,778            1,066
                                        ------------     ------------

Net income                              $      3,092     $      1,889
                                        ============     ============

Net earnings per share - basic          $       0.22     $       0.14
                                        ============     ============
Net earnings per share - diluted        $       0.21     $       0.13
                                        ============     ============

Common shares outstanding - basic             14,112           13,639
                                        ============     ============
Common shares outstanding - diluted           15,017           14,299
                                        ============     ============

                             See accompanying notes

                              DATAWORKS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (in thousands)

                                                                   THREE MONTHS ENDED
                                                                        MARCH 31,
                                                              ------------------------------
                                                                  1998              1997
                                                              ------------      ------------
OPERATING ACTIVITIES
Net income                                                    $      3,092      $      1,889
Adjustments to reconcile net income to net
   cash provided by operating activities:
  Depreciation and amortization of intangible assets                 1,565             1,121
  Compensation regarding granting of stock options                      18                23
  Deferred income taxes                                               --                (190)
  Provision for doubtful accounts                                      225               597
  Changes in operating assets and liabilities:
     Accounts receivable                                              (462)            2,297
     Other current assets                                             (578)              651
     Accounts payable                                                1,769              (462)
     Accrued compensation                                           (1,996)             (340)
     Deferred revenue                                                 (418)            2,594
     Other accrued liabilities and income taxes payable             (1,323)           (1,646)
                                                              ------------      ------------
Net cash provided by operating activities                            1,892             6,534

INVESTING ACTIVITIES
Purchases of equipment, furniture and fixtures                      (2,161)             (635)
Purchases of short-term investments                                (12,991)             --
Sale of short-term investments                                      31,961              --
Additions to capitalized software costs                             (1,984)           (1,017)
Other assets                                                          (118)              (59)
                                                              ------------      ------------
Net cash provided by (used in) investing activities                 14,707            (1,711)

FINANCING ACTIVITIES
Net decrease in obligations under line of credit                      (721)             --
Proceeds from notes payable                                           --                 475
Repayments of notes payable and capital lease obligations             (676)             (311)
Issuance of common stock, net                                        2,327               586
                                                              ------------      ------------
Net cash provided by financing activities                              930               750

Effect of exchange rate on cash                                        (20)              (50)
                                                              ------------      ------------
Net increase in cash and cash equivalents                           17,509             5,523
Cash and cash equivalents at beginning of period                    17,418            50,825
                                                              ------------      ------------
Cash and cash equivalents at end of period                    $     34,927      $     56,348
                                                              ============      ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest                      $         41      $         93
                                                              ============      ============
Cash paid during the period for income taxes                  $        401      $        456
                                                              ============      ============

NON-CASH TRANSACTIONS
Equipment acquired through capital leases                     $        560      $        257
                                                              ============      ============
Earnouts payable for business acquisitions                    $         53      $         74
                                                              ============      ============

                             See accompanying notes

                              DATAWORKS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements included herein have been prepared by DataWorks Corporation (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1997 included in the Company's Annual Report on Form 10-K. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results which may be reported for any other interim period or for the year ending December 31, 1998.

2.   EARNINGS PER SHARE

Basic earnings per share was computed by dividing net income by the weighted average shares of common stock outstanding during the periods. Diluted earnings per share was computed by dividing net income by the weighted average shares of common stock and common stock equivalents outstanding during the periods. The dilutive effect of the potential exercise of outstanding options and warrants to purchase shares of common stock was calculated using the treasury stock method.

3.   COMPREHENSIVE INCOME

As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"). This statement requires the Company to report in the financial statements, in addition to net income, comprehensive income and its components including foreign currency translation adjustments and unrealized gains and losses on its available-for-sale securities. SFAS 130 also requires the Company to reclassify financial statements for earlier periods provided for comparative purposes. For the three months ended March 31, 1998 and 1997 comprehensive income was not significantly different than net income.

4.   SOFTWARE REVENUE RECOGNITION

As of January 1, 1998, the Company adopted Statement of Position No. 97-2, Software Revenue Recognition ("SOP 97-2"), which provides guidance for recognizing revenue related to sales by software vendors. The adoption of SOP 97-2 did not have a significant impact on the Company's financial statements for the three months ended March 31, 1998.


5.   SUBSEQUENT EVENT

On April 22, 1998, the Company acquired the assets of C-WAY Systems, Inc. ("C-WAY") in exchange for 106,315 shares of DataWorks' stock valued at approximately $2.6 million and an additional $2.6 million contingent consideration payable over four years based on a percentage of future revenues generated. C-WAY is a supplier of advanced planning and scheduling software for manufacturers. The transaction will be accounted for as a purchase, and the results of operations of C-WAY will be included with the results of the Company's operations subsequent to the date of acquisition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company develops, markets, implements and supports open systems, client/server based Enterprise Resource Planning ("ERP") software for mid-sized discrete manufacturing companies with annual revenues between $3.0 million and $1.0 billion. The Company's products and services facilitate enterprise-wide management of resources and information and allow mid-range manufacturers to reduce order fulfillment cycle times, improve operating efficiencies and measure critical company performance against defined plan objectives.

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

Fluctuations in quarterly and annual results may occur as a result of factors affecting demand for the Company's products such as the timing of the Company's and competitors' new product introductions and product enhancements. Due to such fluctuations, historical results and percentage relationships are not necessarily indicative of the operating results for any future period. The forward-looking comments contained in the following discussion involve risks and uncertainties. The Company's actual results may differ materially from those discussed here. Factors that could cause or contribute to such differences can be found in the following discussion as well as the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain condensed consolidated statement of operations data:

                                          THREE MONTHS ENDED
                                               MARCH 31,
                                         ---------------------
                                           1998         1997
                                         --------     --------
                                              (Unaudited)
Revenues:
    Software licenses                          46%          46%
    Maintenance and other services             46           46
    Hardware                                    8            8
                                         --------     --------
            Total revenues                    100          100
Cost of revenues                               44           44
                                         --------     --------
Gross profit                                   56           56
Operating expenses:
    Sales and marketing                        26           27
    General and administrative                 11           13
    Research and development                    8            8
                                         --------     --------
            Total operating expenses           45           48
                                         ========     ========
Income from operations                         11%           8%
                                         ========     ========

COMPARISON OF THREE MONTHS ENDED MARCH 31, 1998 AND 1997

Revenues. Total revenues for the three months ended March 31, 1998 increased $10.7 million or 36% to $40.6 million in 1998 from $29.9 million reported in the comparable prior year period. Increase in total revenues was primarily due to growth in software licenses and maintenance and other service revenues. Software sales increased 34% for the first three months of 1998 compared to the same period in 1997. As a percentage of total revenues, software licenses remained unchanged at 46%. Maintenance and service revenues increased 37% from the first quarter of 1997 to the first quarter of 1998, but as a percentage of total revenues remained constant at 46%. Revenues from hardware sales represented 8% of total revenues for the first quarter of 1998, the same percentage of total revenues as in the first quarter of 1997. In the future, the Company expects that revenue from hardware sales will decline as a percentage of total revenues, due to increased competition and decreased profit margins on hardware sales.

As a percentage of the Company's total revenues, international revenues represented 19% in the first quarter of 1998 as compared with 15% in the 1997 first quarter. Historically, the Company's international license revenues have been almost entirely from Europe, with the principal portion of those sales occurring in the United Kingdom. The Company cannot predict whether the increase in the Company's international sales will continue, in absolute terms, or as a percentage of the Company's total revenues.

Cost of Revenues. Total cost of revenues increased $4.7 million or 36% to $17.8 million for the three months ended March 31, 1998 from $13.1 million for the three months ended March 31, 1997. The increase was directly related to the increase in revenues. Cost of revenues as a percentage of total revenues remained unchanged at 44% for both periods.

Gross Profit. Gross profit increased $6.0 million or 36% to $22.8 million from $16.8 million for the first quarter of 1998 compared to the same period last year. This increase was directly related to the increase in total revenues, and as a percentage of total revenues, gross profit remained unchanged at 56%.

Sales and Marketing Expenses. Sales and marketing expenses increased $2.7 million or 33% to $10.8 million from $8.1 million for the three month periods ended March 31, 1998 and 1997, respectively. The absolute dollar increase was attributable to increased commissions associated with higher revenues. The Company anticipates sales and marketing expenses will increase in dollar amount as total revenues increase. As a percentage of total revenues, selling and marketing expenses remained nearly constant at 26% and 27% for the first quarters of 1998 and 1997, respectively. The Company does not presently anticipate significant changes in sales and marketing expenses as a percentage of total revenues.

General and Administrative Expenses. General and administrative expenses increased $0.6 million or 16% for the first three months of 1998 to $4.4 million from $3.8 million for the same period of 1997. As a percentage of revenues, however, general and administrative expenses decreased to 11% from 13%. The increase, in absolute terms, in general and administrative costs, was due largely to increased hiring of administrative staff and the related facility costs. DataWorks anticipates these costs to continue increasing in absolute dollars as the Company continues to grow.

Research and Development Expenses. Research and development expenses are comprised primarily of salaries and a portion of the Company's overhead for its in-house staff and amounts paid to outside consultants hired by the Company, as appropriate, to supplement the product development efforts of its in-house staff. Research and development expenses are charged to operations as incurred. However, certain software production costs related to the Company's Impresa for Backoffice product, are capitalized pursuant to Statement of Financial Accounting Standards No. 86, Accounting for Software Costs. Amortization of these costs will begin when the product is initially released, which is expected in late 1998. As of March 31, 1998, the amount capitalized for Impresa for Backoffice was $5.3 million. In addition to in-house software development costs, the Company purchased certain capitalized software, which has already reached technological feasibility, from third-party software providers.

During the first three months of 1998, gross research and development costs increased $1.0 million or 31% to $4.2 million from $3.2 million for the first three months of 1997. As a percentage of total revenues, gross research and development expenses remained nearly constant at 10% and 11% for the first quarter of 1998 and 1997, respectively. Gross research and development expenditures included capitalized software costs related to Impresa for Backoffice of $1.1 million and $0.8 million, for the three months ended
March 31, 1998 and 1997, respectively.

Other Income, Net. Other income consists primarily of interest and dividend income offset slightly by interest expense on borrowings and other interest bearing obligations. The decrease was primarily a result of reduced interest expense combined with less interest and dividend income earned on the Company's marketable securities during the first quarter 1998 as compared to the first quarter 1997.

Provision for Income Taxes. The Company's income tax provision for the quarter ended March 31, 1998 was 37% as compared to 36% for the same period in 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company finances its operations primarily through cash flow from operations and its current cash and short-term investment balances. During the first quarter of 1998, the Company generated $1.9 million of cash from its operating activities. This included $3.1 million net income and $1.8 million of non-cash expenses that resulted in a cash increase of $4.9 million. Three million of cash used for working capital purposes offset this increase. The net use of working capital was attributable to the payment of year-end commissions, bonuses and accrued merger-related integration costs.

During January and February 1998, the Company experienced delays in processing its services-related invoices for such periods as a result of a system issue that arose from the integration of the Interactive Group, Inc. accounting system into the DataWorks system. During March 1998, the system issue was resolved. However, the delay caused a temporary increase in accounts receivable at March 31, 1998 of approximately $4.0 to $5.0 million.

Cash provided by investing activities amounted to $14.7 million for the first three months of 1998. The increase was primarily due to the maturity of short-term investments at quarter end, the proceeds of which were not reinvested until the second quarter. Cash used in investing activities included $2.0 million of capitalized software costs and $2.2 million of capital equipment purchases.

Financing activities provided $0.9 million during the three months ended March 31, 1998. Proceeds from the exercise of stock options and from stock purchased by employees through the Company's Employee Stock Purchase Plan provided cash of $2.3 million. Capital lease obligations, repayment of the Company's line of credit obligation and the payment of non-interest bearing earnout payables during the first quarter of 1998 reduced cash provided by financing activities by $1.4 million. Non-cash transactions included the addition of $0.6 million in capital leases during the first quarter of 1998 related to purchases of certain capital equipment.

As of March 31, 1998 DataWorks had $68.4 million working capital including $34.9 million in cash and cash equivalents and $11.5 million in short-term investments consisting of high-quality municipal bonds, U. S. government debt securities and commercial paper and auction securities. DataWorks' principal commitments as of March 31, 1998 consisted primarily of facilities and equipment leases. In addition, the Company is obligated under certain software resell agreements with third party providers to render quarterly or annual minimum royalty and maintenance support payments.

DataWorks' capital resources may be used to support working capital requirements, product development, capital equipment requirements and possible acquisitions of businesses, products or technologies complementary to the Company's current business. The Company believes that its current cash and short-term investment balances, available lines of credit and cash flows from operations are sufficient to fund its operations for at least the next 12 months. However, during this period or thereafter, the Company may require additional financing. There can be no assurance that such additional financing will be available on terms favorable to the Company, or at all.

CERTAIN RISKS

Prior to 1998, the Company recognized revenue in accordance with the provisions of the American Institute of Certified Public Accountants ("AICPA") Statement of Position No. 91-1, Software Revenue Recognition ("SOP 91-1"). The AICPA has recently adopted Statement of Position No. 97-2, Software Revenue Recognition ("SOP 97-2"), that supersedes SOP 91-1. The Company adopted SOP 97-2 effective January 1, 1998. The adoption of SOP 97-2 did not have a significant impact on the Company's financial statements for the three months ended March 31, 1998. However, there can be no assurance that subsequent interpretations of this pronouncement by the Company's independent auditors or the Securities and Exchange Commission will not modify the Company's revenue recognition policies, or that such modifications will not have a material adverse effect on the operating results reported in any particular quarter. There can be no assurance that the Company will not be required to adopt changes in its software licensing or services practices to conform to SOP 97-2.



ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

           None.

PART II.   OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a) Exhibits

           Exhibit 11 - Statements of Consolidated Computation of Earnings Per
                        Share
           Exhibit 27.1 - Financial Data Schedule

           (b) Reports on Form 8-K.

           Current Report on Form 8-K dated February 4, 1998 filing under Item 5 ("Other Events") consolidated financial statements of the Company, restated to reflect the Company's acquisition in September 1997 of Interactive Group, Inc., for the periods ended December 31, 1995 and December 31, 1996.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



       DATAWORKS CORPORATION
-----------------------------------
           (Registrant)



Date:   May 14, 1998                           /s/ Stuart W. Clifton
                                        -----------------------------------
                                                 Stuart W. Clifton
                                             Chairman of the Board and
                                              Chief Executive Officer
                                           (Principal Executive Officer)



Date:   May 14, 1998                          /s/ Norman R. Farquhar
                                        -----------------------------------
                                                Norman R. Farquhar
                                            Chief Financial Officer and
                                                      Director
                                           (Principal Financial Officer)