Form 10-Q
period 1998-06-30
DATAWORKS CORP
filed 1998-08-13
CIK 1000860

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________________ TO
        _________________.

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

As of July 31, 1998, there were 14,391,169 shares of the Registrant's Common Stock outstanding.

================================================================================

                              DATAWORKS CORPORATION
                                 FORM 10-Q INDEX

                                                                              Page
                                                                              ----

PART I.    FINANCIAL INFORMATION


Item 1.    Financial Statements

           Consolidated Balance Sheets as of June 30, 1998
           (unaudited) and December 31, 1997                                    3

           Consolidated Statements of Income (unaudited)
           for the Three Months and Six Months Ended
           June 30, 1998 and 1997                                               4

           Consolidated Statements of Cash Flows (unaudited)
           for the Six Months Ended June 30, 1998 and 1997                      5

           Notes to Consolidated Financial Statements (unaudited)               6

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                            8

Item 3.    Quantitative and Qualitative Disclosure About Market Risk           11

PART II.   OTHER INFORMATION

Item 2.    Changes in Securities and Use of Proceeds                           12

Item 4.    Submission of Matters to Vote of Security Holders                   12

Item 5.    Other Information                                                   13

Item 6.    Exhibits and Reports on Form 8-K                                    13


PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                              DATAWORKS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                          JUNE 30,          DECEMBER 31,
                                                                            1998              1997
                                                                          --------          --------
                                                                         (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                               $ 29,261          $ 17,418
  Short-term investments, available-for-sale                                11,613            30,503
  Accounts receivable, net of allowance for doubtful accounts of
   $2,602 and $2,360 at June 30, 1998 and December 31, 1997,
   respectively                                                             53,164            53,617
  Deferred income taxes                                                      3,361             3,377
  Other current assets                                                       8,823             6,354
                                                                          --------          --------
Total current assets                                                       106,222           111,269

Equipment, furniture and fixtures, net                                      10,494             8,184
Capitalized software costs, net                                              8,072             4,807
Intangible assets, net                                                      10,460             6,083
Advances to related parties                                                    667                97
Other assets                                                                   781               696
                                                                          --------          --------
Total assets                                                              $136,696          $131,136
                                                                          ========          ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                        $ 11,792          $ 11,802
  Accrued compensation                                                       7,247            10,476
  Income taxes payable                                                       3,037             1,732
  Deferred revenue                                                          15,368            14,271
  Current portion of long-term obligations                                     575               721
  Other accrued liabilities                                                  2,394             5,611
                                                                          --------          --------
Total current liabilities                                                   40,413            44,613

Deferred income taxes                                                        1,030               964
Long-term obligations, less current portion                                  1,088             1,493

Commitments
Shareholders' equity:
  Common shares, no stated par value:
     Authorized shares - 25,000
     Issued and outstanding shares - 14,383 and 13,967 at
      June 30, 1998 and December 31, 1997, respectively                     87,653            81,458
  Retained earnings                                                          6,367             2,445
  Cumulative foreign currency translation adjustments                          145               163
                                                                          --------          --------
Total shareholders' equity                                                  94,165            84,066
                                                                          --------          --------
Total liabilities and shareholders' equity                                $136,696          $131,136
                                                                          ========          ========

                             See accompanying notes

                              DATAWORKS CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                  (in thousands, except per share information)

                                                 THREE MONTHS ENDED               SIX MONTHS ENDED
                                                     JUNE 30,                          JUNE 30,
                                             ------------------------          ------------------------
                                              1998             1997             1998             1997
                                             -------          -------          -------          -------
Revenues:
   Software licenses                         $19,612          $14,410          $38,021          $28,107
   Maintenance and other services             19,755           15,309           38,506           29,041
   Hardware                                    1,660            2,788            5,083            5,296
                                             -------          -------          -------          -------
Total revenues                                41,027           32,507           81,610           62,444

Cost of revenues:
   Software licenses                           2,456            1,839            4,294            3,331
   Maintenance and other services             15,785           10,589           29,004           20,340
   Hardware                                    1,229            2,161            3,928            4,007
                                             -------          -------          -------          -------
Total cost of revenues                        19,470           14,589           37,226           27,678
                                             -------          -------          -------          -------

Gross profit                                  21,557           17,918           44,384           34,766

Operating expenses:
   Sales and marketing                        11,444            9,478           22,253           17,545
   General and administrative                  5,374            3,992            9,739            7,774
   Research and development                    3,743            2,648            6,859            5,074
                                             -------          -------          -------          -------
Total operating expenses                      20,561           16,118           38,851           30,393
                                             -------          -------          -------          -------

Income from operations                           996            1,800            5,533            4,373
Other income, net                                311              434              644              816
                                             -------          -------          -------          -------

Income before income taxes                     1,307            2,234            6,177            5,189
Provision for income taxes                       477              793            2,255            1,859
                                             -------          -------          -------          -------

Net income                                   $   830          $ 1,441          $ 3,922          $ 3,330
                                             =======          =======          =======          =======

Net income per share - basic                 $  0.06          $  0.10          $  0.28          $  0.24
                                             =======          =======          =======          =======
Net income per share - diluted               $  0.06          $  0.10          $  0.26          $  0.23
                                             =======          =======          =======          =======

Common shares outstanding - basic             14,306           13,787           14,209           13,713
                                             =======          =======          =======          =======
Common shares outstanding - diluted           15,013           14,437           15,015           14,368
                                             =======          =======          =======          =======


                             See accompanying notes

                              DATAWORKS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (in thousands)

                                                                           SIX MONTHS ENDED
                                                                               JUNE 30,
                                                                     ---------------------------
                                                                       1998               1997
                                                                     --------           --------
OPERATING ACTIVITIES
Net income                                                           $  3,922           $  3,330
Adjustments to reconcile net income to net
   cash provided by operating activities:
  Depreciation and amortization of intangible assets                    3,195              2,289
  Compensation regarding granting of stock options                         35                 46
  Deferred income taxes                                                    82               (212)
  Provision for doubtful accounts                                         447                454
  Changes in operating assets and liabilities:
     Accounts receivable                                                    6              1,759
     Other current assets                                              (2,469)             1,008
     Accounts payable                                                     (10)            (1,229)
     Accrued compensation                                              (3,229)              (539)
     Deferred revenue                                                   1,097              3,861
     Other accrued liabilities and income taxes payable                (1,912)            (1,832)
                                                                     --------           --------
Net cash provided by operating activities                               1,164              8,935

INVESTING ACTIVITIES
Purchases of equipment, furniture and fixtures                         (3,991)            (1,866)
Purchases of short-term investments                                   (18,527)                --
Sale of short-term investments                                         37,417                 --
Additions to capitalized software costs                                (3,450)            (1,893)
Increase in intangible assets                                          (1,350)              (150)
Advances to related parties, net                                         (570)                58
Other assets                                                              (85)              (103)
                                                                     --------           --------
Net cash provided by (used in) investing activities                     9,444             (3,954)

FINANCING ACTIVITIES
Net increase (decrease) in obligations under line of credit              (468)             1,800
Proceeds from notes payable                                                --                500
Repayments of notes payable and capital lease obligations                (774)              (680)
Issuance of common stock, net                                           2,495              1,067
                                                                     --------           --------
Net cash provided by financing activities                               1,253              2,687

Effect of exchange rate on cash                                           (18)               (32)
                                                                     --------           --------
Net increase in cash and cash equivalents                              11,843              7,636
Cash and cash equivalents at beginning of period                       17,418             50,825
                                                                     --------           --------
Cash and cash equivalents at end of period                           $ 29,261           $ 58,461
                                                                     ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest                             $     80           $    200
                                                                     ========           ========
Cash paid during the period for income taxes                         $  1,020           $  1,433
                                                                     ========           ========

NON-CASH TRANSACTIONS
Common stock issued for business acquisitions                        $  3,665           $     --
                                                                     ========           ========
Equipment acquired through capital leases                            $    560           $    321
                                                                     ========           ========
Earnouts payable for business acquisitions                           $    131           $    139
                                                                     ========           ========


                             See accompanying notes

                              DATAWORKS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.    BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements included herein have been prepared by DataWorks Corporation (the "Company" or "DataWorks") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1997 included in the Company's Annual Report on Form 10-K. The results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of the results which may be reported for any other interim period or for the year ending December 31, 1998.

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

3.    RECEIVABLES FROM RELATED PARTIES

At June 30, 1998 and December 31, 1997, the receivables from related parties consist of balances due from one of DataWorks' principal officers and shareholders representing net advances totaling $97,000 and advances totaling $570,000 at June 30, 1998, to a minority owned unconsolidated foreign subsidiary.

4.    COMPREHENSIVE INCOME

As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"). This statement requires the Company to report in the financial statements, in addition to net income, comprehensive income and its components including foreign currency translation adjustments and unrealized gains and losses on its available-for-sale securities. SFAS 130 also requires the Company to reclassify financial statements for earlier periods provided for comparative purposes. For the three and six months ended June 30, 1998 and 1997 comprehensive income was not significantly different than net income.

5.    SOFTWARE REVENUE RECOGNITION

As of January 1, 1998, the Company adopted Statement of Position No. 97-2, Software Revenue Recognition ("SOP 97-2"), which provides guidance for recognizing revenue related to sales by software vendors. The adoption of SOP 97-2 did not have a significant impact on the Company's financial statements for the three and six months ended June 30, 1998.

6.    ACQUISITIONS

On April 22, 1998, the Company acquired the assets of C-WAY Systems, Inc., a Delaware Corporation, ("C-WAY") in exchange for 106,315 shares of DataWorks' common stock valued at approximately $2.6 million and a possible earnout of up to an additional approximately $2.6 million. The earnout is payable over four years based upon satisfaction of certain product development goals and a percentage of future revenues generated. Prior to the transaction, C-WAY developed, sold and supported advanced planning and scheduling software for manufacturers. The transaction was accounted for as a purchase, and the results of operations of C-WAY are included with the results of the Company's operations subsequent to the date of acquisition. The excess costs over fair market value of the net assets purchased has been allocated to developed technology, customer base and assembled workforce and is being amortized over five years.

Effective June 1, 1998, the Company acquired the assets of CTi Software BV ("CTi") in exchange for $1.25 million cash and 65,689 shares of DataWorks' common stock, at the time valued at approximately $1.25 million. Prior to the acquisition, CTi, located in Hague, Netherlands, developed, marketed, and maintained mid-range manufacturing software. The transaction was accounted for as a purchase, and the results of operations of CTi are included with the results of the Company's operations subsequent to the date of acquisition. The excess costs over fair market value of the net assets purchased has been allocated to customer base and assembled workforce and is being amortized over five years.


7.    SUBSEQUENT EVENT

On July 3, 1998 the Company acquired the assets of 7+7 Software AB ("7+7") in exchange for cash payments over three years in the aggregate amount of $0.35 million. 7+7 was an enterprise software consulting group to mid-range manufacturers. The transaction will be accounted for as a purchase, and the results of operations of 7+7 will be included with the results of the Company's operations subsequent to the date of acquisition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. DataWorks' future results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, fluctuations in the Company's operating results, continued new product introductions by the Company, market acceptance of the Company's new product introductions, new product introductions by competitors and the other factors referred to herein and in the Company's Form 10-K for the year ended December 31, 1997.

The Company develops, markets, implements and supports open systems, client/server based Enterprise Resource Planning ("ERP") software for mid-sized discrete manufacturing companies with annual revenues between $3 million and $1 billion. The Company's products and services facilitate enterprise-wide management of resources and information and are designed to allow mid-range manufacturers to reduce order fulfillment cycle times, improve operating efficiencies and measure critical company performance against defined plan objectives. DataWorks' principal products include Avante, Impresa for MRO, Vista and Vantage.

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

Fluctuations in quarterly and annual results may occur as a result of factors affecting demand for the Company's products, such as the timing of the Company's and competitors' new product introductions and product enhancements. Due to such fluctuations, historical results and percentage relationships are not necessarily indicative of the operating results for any future period.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain consolidated statement of operations data:

                                           Three Months Ended           Six Months Ended
                                                 June 30,                   June 30,
                                           ------------------          ------------------
                                           1998          1997          1998          1997
                                           ----          ----          ----          ----
Revenues:
    Software licenses                        48%           44%           47%           45%
    Maintenance and other services           48            47            47            47
    Hardware                                  4             9             6             8
                                            ---           ---           ---           ---
       Total revenues                       100           100           100           100
Cost of revenues:
    Software licenses                         6             6             5             5
    Maintenance and other services           38            33            36            33
    Hardware                                  3             6             5             6
                                            ---           ---           ---           ---
       Total cost of revenues                47            45            46            44
                                            ---           ---           ---           ---
Gross profit                                 53            55            54            56
Operating expenses:
    Sales and marketing                      28            29            27            28
    General and administrative               13            12            12            12
    Research and development                  9             8             8             8
                                            ---           ---           ---           ---
       Total operating expenses              50            49            47            48
                                            ---           ---           ---           ---
Income from operations                        3%            6%            7%            8%
                                            ===           ===           ===           ===

COMPARISON OF THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997

Revenues - Total revenues increased $8.5 million or 26% to $41.0 million for the quarter ended June 30, 1998 from $32.5 million for the same period in the prior year, and increased $19.2 million or 31% to $81.6 million for the first six months of 1998 from $62.4 million for the same period in 1997. The second quarter revenue growth rate, although slower than the first quarter, reflected the continued growth of software licenses and maintenance and other service revenues. Software sales increased 36% for the second quarter of 1998 compared to the same period in 1997 and increased 35% for the first six months of 1998 compared to the same period in 1997. The growth in software license revenue was attributable to sales of the Company's lower tier products, Vista and Vantage, and to a lesser extent, Avante international sales, partially offset by lower domestic Avante sales. The Company believes that increased competition, which impacted second quarter domestic Avante sales, will continue to exert pressure on revenues for the remainder of 1998. Maintenance and service revenues increased 29% and 33% for the three and six months ended June 30, 1998, respectively, from the corresponding periods in 1997. The growth in maintenance and other services revenues was a result of the increase in software license agreements, which provide for initial maintenance, training, installation and support services. Hardware sales declined from 9% to 4% and 8% to 6% for the three and six months ended June 30, 1998, respectively, from the corresponding periods in 1997. The revenue mix between software licenses, maintenance and other services, and hardware shifted primarily due to the decreased hardware sales.

As a percentage of the Company's total revenues, international revenues represented 23% in the second quarter of 1998 as compared with 15% in the 1997 second quarter. For the six months ended June 30, 1998, international revenues represented 21% as compared to 15% during the corresponding period in 1997. The increase in international revenues consisted primarily of sales from the Company's UK subsidiary and its French subsidiary, which was purchased July 1997. Although DataWorks has experienced solid international growth in recent quarters, European operations generally experience lower revenues in the summer months and the Company anticipates this may affect third quarter results.

Cost of Revenues - Total cost of revenues increased $4.9 million or 34% to $19.5 million for the quarter ended June 30, 1998 from $14.6 million in the same prior year period, and increased $9.5 million or 34% to $37.2 million for the first six months of 1998 from $27.7 million for the same period in 1997. Cost of software licenses as a percentage of software revenue remained a constant 13% for the second quarter of 1998 and 1997. For the six months ended June 30, 1998, and 1997, software license cost as a percentage of software revenue were 11% and 12%, respectively. The fluctuations were attributable to the change in software product mix as previously discussed. Cost of maintenance and other services as a percentage of related revenues increased to 80% from 69% for the second quarter of 1998 as compared to 1997. For the six months ended June 30, 1998 and 1997, the cost of maintenance and other services as a percentage of related revenues was 75% and 70%, respectively. These expenses were impacted by the 1998 shift toward relatively higher service revenue, which bear a higher cost than maintenance revenue. The Company has made a significant investment in its professional consulting service organization, which has experienced increased growth during 1998. In addition to the downtime associated with orienting new staff, numerous existing staff were cross-trained on the Company's various software offerings in response to customer demand. As a result, the Company experienced a temporary reduction in the overall utilization rate of its professional service staff during the second quarter of 1998.

Gross Profit - Gross profit increased $3.7 million or 21% to $21.6 million from $17.9 million for the second quarter of 1998 compared to the same period last year representing 53% and 55% of total revenues in those quarters, respectively. Gross profit increased $9.6 million or 28% to $44.4 million from $34.8 million for the six months ended June 30, 1998 compared to the same period last year representing 54% and 56% of total revenues, respectively. The increase in absolute dollars was directly related to the increase in total revenues. Gross profit, as percentage of revenues, for both the three and six month periods in fiscal year 1998 were unfavorably impacted by the change in product mix and reduction of professional services utilization.

Sales and Marketing Expenses - Sales and marketing expenses increased $1.9 million or 20% to $11.4 million in the three months ended June 30, 1998 from $9.5 million for the same period in 1997, representing 28% and 29% of total revenues, respectively. These expenses increased $4.8 million or 27% to $22.3 million in the six months ended June 30, 1998 from $17.5 million for the same period in 1997, representing 27% and 28% of total revenues, respectively. The absolute dollar increase was primarily attributable to increased commission expense associated with the higher revenues.

General and Administrative Expenses - General and administrative expenses increased $1.4 million or 35% to $5.4 million for the three months ended June 30, 1998 from $4.0 million for the same period in 1997, representing 13% and 12% of the total revenues, respectively. These expenses increased $1.9 million or 24% from $7.8 million in the six months ended June 30, 1997 to $9.7 million for the same period in 1998, representing 12% of total revenues in each period. The increase, in absolute terms, resulted primarily from increases in staffing and information systems infrastructure to support the Company's growth as well as increases in expenses associated with the expanding operations of its foreign subsidiaries.

Research and Development Expenses - DataWorks continues to invest heavily in the future by funding research and development projects. Research and development expenses are comprised primarily of salaries and a portion of the Company's overhead for its in-house staff and amounts paid to outside consultants hired by the Company, as appropriate, to supplement the product development efforts of its in-house staff. Research and development expenses are charged to operations as incurred. However, certain software production costs related to the Company's Impresa for Backoffice product, are capitalized pursuant to Statement of Financial Accounting Standards No. 86, Accounting for Software Costs. Amortization of these costs will begin when the product is initially released, which is expected in late 1998. As of June 30, 1998, the amount capitalized for Impresa for Backoffice was $6.6 million. In addition to in-house software development costs, the Company purchased certain capitalized software, which has already reached technological feasibility, from third-party software providers totaling $1.2 million for the six months ended June 30, 1998.

Gross research and development expenses increased $1.5 million or 42% to $5.0 million in the quarter ended June 30, 1998 from $3.5 million for the same period in 1997, representing 12% and 11% of total revenues in each quarter, respectively. These expenses increased $2.4 million or 36% to $9.2 million in the six months ended June 30, 1998 from $6.7 million for the same period in 1997 representing 11% of total revenues, in each period. Gross research and development expenditures included capitalized software costs related to Impresa for Backoffice of $1.3 million and $0.9 million for the second quarters of 1998 and 1997, respectively; and $2.3 million and $1.6 million for the six months ended June 30, 1998 and 1997, respectively.

Other Income, Net - Other income consists primarily of interest and dividend income offset slightly by interest expense. Other income for both the three and six months ended June 30, 1998 was impacted by the decreased balance of cash, cash equivalents and short term investments as compared to the same 1997 periods.

Provision for Income Taxes - During 1998, the Company's effective income tax rate has remained a constant 37%. For the three and six months ended June 30, 1997, the effective income tax rate was 36%. The estimated annual effective tax rate is relatively sensitive to the results of operations in various foreign subsidiaries. Consequently, such projections may change in future periods and the actual effective tax rate could differ from the current estimate.

LIQUIDITY AND CAPITAL RESOURCES

The Company finances its operations primarily through cash generated from operations and its current cash and short-term investment balances. During the first six months of 1998, the Company generated $1.2 million of cash from its operating activities. This included $3.9 million net income and $3.8 million of non-cash expenses that resulted in a cash increase of $7.7 million offset by $6.5 million of cash used for working capital purposes. The use of working capital was attributable to the payment of year-end commissions and bonuses, accrued merger-related integration costs, and prepaid third-party database and maintenance costs.

Cash provided by investing activities amounted to $9.4 million for the first six months of 1998. The increase was primarily due to the maturity of short-term investments that totaled $19.0 million, net. Cash used in investing activities included $3.5 million of capitalized software costs primarily related to the Impresa for Backoffice development, $4.0 million of capital equipment purchases, and the $1.4 million increase of intangible assets associated with the purchase of CTi and C-WAY.

Financing activities provided $1.3 million during the six months ended June 30, 1998. Proceeds from the exercise of stock options and from stock purchased by employees through the Company's Employee Stock Purchase Plan provided cash of $2.5 million. Capital lease obligations, repayment of the Company's line of credit obligation and the payment of non-interest bearing earnout payables during the first two quarters of 1998 reduced cash provided by financing activities by $1.2 million.

As of June 30, 1998 DataWorks had $65.8 million working capital including $29.3 million in cash and cash equivalents and $11.6 million in short-term investments consisting of high-quality municipal bonds, U. S. government debt securities and commercial paper and auction securities. DataWorks' principal commitments as of June 30, 1998 consisted primarily of facilities and equipment leases. In addition, the Company is obligated under certain software reseller agreements with third-party providers to render quarterly or annual minimum royalty and maintenance support payments.

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

CERTAIN RISKS

Software Revenue Recognition - Prior to 1998, the Company recognized revenue in accordance with the provisions of the American Institute of Certified Public Accountants ("AICPA") Statement of Position No. 91-1, Software Revenue Recognition ("SOP 91-1"). The AICPA has recently adopted Statement of Position No. 97-2, Software Revenue Recognition ("SOP 97-2"), that supersedes SOP 91-1. The Company adopted SOP 97-2 effective January 1, 1998. The adoption of SOP 97-2 did not have a significant impact on the Company's financial statements for the three and six months ended June 30, 1998. However, there can be no assurance that subsequent interpretations of this pronouncement by the Company's independent auditors or the Securities and Exchange Commission will not modify the Company's revenue recognition policies, or that such modifications will not have a material adverse effect on the operating results reported in any particular quarter. There can be no assurance that the Company will not be required to adopt changes in its software licensing or services practices to conform to SOP 97-2.

Year 2000 Compliance - Significant uncertainty exists in the software industry concerning the potential effects from the Year 2000 issue associated with the date codes used in computer software and hardware systems. The Company believes that all of its existing products are Year 2000 compliant and new products are being designed to be Year 2000 compliant. Although products have undergone the Company's normal quality testing procedures, there can be no assurance that the Company's software products contain all necessary date code changes. Any failure of the Company's products to perform, including system malfunctions due to the onset of the calendar year 2000, could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company is also currently in the process of evaluating its information technology infrastructure for Year 2000 compliance, including reviewing what actions are required to make all software systems used internally Year 2000 compliant as well as actions needed to mitigate vulnerability to problems with suppliers and other third-parties' systems. The Company is assessing the extent of the necessary modifications to its computer software, and management does not anticipate that the Company will incur significant operating expenses or be required to invest heavily in computer system improvements to be Year 2000 compliant. There can be no assurance that such measures will alleviate the Year 2000 problems which could have a material adverse effect upon the Company's business, operating results and financial condition.

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

                Not applicable.

PART II.        OTHER INFORMATION

ITEM 2.         CHANGES IN SECURITIES AND USE OF PROCEEDS

                On April 22, 1998, the Company acquired the assets of C-WAY Systems, Inc., a Delaware corporation, ("C-WAY") in exchange for 106,315 shares of DataWorks' Common Stock valued at approximately $2.6 million, which were issued to the former stockholders of C-WAY, and a possible earnout of up to an additional approximately $2.6 million. The issuance of such Common Stock was exempted from registration with the Securities and Exchange Commission in accordance with Section 3(b) of the Securities Act of 1933, as amended. The earnout is payable over four years based upon satisfaction of certain product development goals and a percentage of future revenues generated. Prior to the transaction, C-WAY developed, sold and supported advanced planning and scheduling software for manufacturers. The transaction was accounted for as a purchase, and the results of operations of C-WAY are included with the results of the Company's operations subsequent to the date of acquisition.

                Effective June 1, 1998, the Company acquired the assets of CTi Software BV ("CTi") in exchange for $1.25 million cash and 65,689 shares of DataWorks' common stock, at the time valued at approximately $1.25 million. The issuance of such Common Stock was exempted from registration with the Securities and Exchange Commission in accordance with Section 4(2) of the Securities Act of 1933, as amended. Prior to the acquisition, CTi, located in Hague, Netherlands, developed, marketed, and maintained mid-range manufacturing software. The transaction was accounted for as a purchase, and the results of operations of CTi are included with the results of the Company's operations subsequent to the date of acquisition.

ITEM 4.         SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

                                                                                                                         BROKER
                                                                          FOR             AGAINST         ABSTAIN       NON-VOTES
PROPOSAL 1:      To elect the following directors to serve for the
                 ensuing year and until their successors are elected:
                      Stu Clifton                                      12,604,326         189,710
                      Norman Farquhar                                  12,602,440         191,596
                      Nathan W. Bell                                   12,603,886         190,150
                      Tony N. Domit                                    12,604,536         189,500
                      William P. Foley II                              12,604,536         189,500
                      Ronald S. Parker                                 12,604,536         189,500
                      Roy Thiele-Sardina                               12,603,711         190,325

PROPOSAL 2:      To approve a change in the Company's state of          7,355,237       3,425,846           20,691       1,992,262
                 incorporation from California to Delaware

PROPOSAL 3:      To approve an amendment to the Company's              12,436,041         309,862           21,133               -
                 Articles of Incorporation to increase the
                 number of authorized Common Stock to
                 50,000,000 shares

PROPOSAL 4:      To approve the Company's Equity Incentive              6,948,435       3,739,167           74,258       2,032,176
                 Plan, as amended, to increase the aggregate
                 number of shares authorized for issuance under
                 such plan by 1,250,000 shares

PROPOSAL 5:      To approve the Company's Employee Stock               10,448,884         273,078           23,198       2,048,876
                 Purchase Plan, as amended, to increase the
                 aggregate number of  shares authorized for
                 issuance under such plan by 750,000 shares


                                                                                                                           BROKER
                                                                          FOR             AGAINST           ABSTAIN      NON-VOTES

PROPOSAL 6:      To approve the Company's 1995 Non-Employee             9,998,982         729,623            7,169       1,992,262
                 Director's Stock Option Plan, as amended

PROPOSAL 7:      To ratify the selection of Ernst & Young LLP          12,765,440           8,530           20,066               -
                 as the Company's independent auditors for its
                 fiscal year ending December 31, 1998



ITEM 5.         OTHER INFORMATION

                Pursuant to recent proxy rule changes, unless a shareholder who wishes to bring a matter before the shareholders at the Company's 1999 Annual Meeting of Shareholders notifies the Company of such matter prior to March 27, 1999, management will have discretionary authority to vote all shares for which it has proxies in opposition to such matter.

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

                (a)   Exhibits

                Exhibit 10.1 - Separation Agreement dated April 23, 1998, between the Company and Robert C. Vernon.

                Exhibit 11 - Statements of Consolidated Computation of Earnings Per Share

                Exhibit 27.1 - Financial Data Schedule

                (b) Reports on Form 8-K.

                None.

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              DATAWORKS CORPORATION
                                  (Registrant)



Date:      August 13, 1998                     /s/ Stuart W. Clifton
                                          --------------------------------------
                                                    Stuart W. Clifton
                                                Chairman of the Board and
                                                 Chief Executive Officer
                                              (Principal Executive Officer)



Date:      August 13, 1998                      /s/ Norman R. Farquhar
                                          --------------------------------------
                                                   Norman R. Farquhar
                                               Chief Financial Officer and
                                                        Director
                                              (Principal Financial Officer)