Form 10-Q
period 1998-09-30
DATAWORKS CORP
filed 1998-11-16
CIK 1000860

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998.


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________________ TO
        _________________.

                         Commission File Number 0-26814

                              DATAWORKS CORPORATION
             (Exact name of registrant as specified in its charter)


                DELAWARE                                       33-0209937
     (State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization)                      Identification Number)

      5910 PACIFIC CENTER BOULEVARD                              92121
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

As of November 2, 1998, there were 14,401,144 shares of the Registrant's Common Stock outstanding.
================================================================================

                              DATAWORKS CORPORATION
                                 FORM 10-Q INDEX


                                                                                             Page
                                                                                             ----

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets as of September 30, 1998
          (unaudited) and December 31, 1997                                                    3

          Consolidated Statements of Operations (unaudited)
          for the Three Months and Nine Months Ended
          September 30, 1998 and 1997                                                          4

          Consolidated Statements of Cash Flows (unaudited)
          for the Nine Months Ended September 30, 1998 and 1997                                5

          Notes to Consolidated Financial Statements (unaudited)                               6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                                            9

Item 3.   Quantitative and Qualitative Disclosure About Market Risk                           14


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                                   14

Item 6.   Exhibits and Reports on Form 8-K                                                    14

PART I.         FINANCIAL INFORMATION
ITEM 1.         FINANCIAL STATEMENTS

                              DATAWORKS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                                     SEPTEMBER 30,      DECEMBER 31,
                                                                          1998              1997
                                                                     -------------     -------------
                                                                      (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                          $      23,785     $      17,418
  Short-term investments, available-for-sale                                 9,897            30,503
  Accounts receivable, net of allowance for doubtful
   accounts of $2,654 and $2,360 at September 30, 1998
   and December 31, 1997, respectively                                      56,635            53,617
  Deferred income taxes                                                      3,361             3,377
  Other current assets                                                       8,906             6,354
                                                                     -------------     -------------
Total current assets                                                       102,584           111,269

Equipment, furniture and fixtures, net                                      11,077             8,184
Capitalized software costs, net                                              9,287             4,807
Intangible assets, net                                                      10,977             6,083
Advances to related party                                                       97                97
Other assets                                                                 3,824               696
                                                                     -------------     -------------
Total assets                                                         $     137,846     $     131,136
                                                                     =============     =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                   $      11,569     $      11,802
  Accrued compensation                                                       8,077            10,476
  Income taxes payable                                                       2,782             1,732
  Deferred revenue                                                          15,192            14,271
  Current portion of long-term obligations                                     893               721
  Other accrued liabilities                                                  2,359             5,611
                                                                     -------------     -------------
Total current liabilities                                                   40,872            44,613

Deferred income taxes                                                        1,030               964
Long-term obligations, less current portion                                  1,351             1,493

Commitments
Shareholders' equity:
  Common shares, no stated par value:
     Authorized shares - 50,000
     Issued and outstanding shares - 14,400 and 13,967 at
     September 30, 1998 and December 31, 1997, respectively                 87,661            81,458
  Retained earnings                                                          6,296             2,445
  Cumulative foreign currency translation adjustments                          636               163
                                                                     -------------     -------------
Total shareholders' equity                                                  94,593            84,066
                                                                     -------------     -------------
Total liabilities and shareholders' equity                           $     137,846     $     131,136
                                                                     =============     =============


                             See accompanying notes

                              DATAWORKS CORPORATION
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (in thousands, except per share amounts)


                                                     THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                        SEPTEMBER 30,                           SEPTEMBER 30,
                                               --------------------------------        -------------------------------
                                                   1998                1997                1998               1997
                                               ------------        ------------        ------------       ------------
Revenues:
   Software licenses                           $     18,550        $     20,109        $     56,571       $     48,215
   Maintenance and other services                    22,865              15,369              61,371             44,412
   Hardware                                           1,790               2,709               6,873              8,005
                                               ------------        ------------        ------------       ------------
Total revenues                                       43,205              38,187             124,815            100,632

Cost of revenues:
   Software licenses                                  2,295               2,752               6,589              6,082
   Maintenance and other services                    16,819              10,637              45,823             30,984
   Hardware                                           1,434               2,058               5,362              6,061
                                               ------------        ------------        ------------       ------------
Total cost of revenues                               20,548              15,447              57,774             43,127
                                               ------------        ------------        ------------       ------------

Gross profit                                         22,657              22,740              67,041             57,505

Operating expenses:
   Sales and marketing                               12,881              10,979              35,134             28,523
   General and administrative                         5,913               5,194              15,652             12,969
   Research and development                           3,687               2,750              10,546              7,824
   Restructuring costs                                  527                --                   527               --
   Acquisition and related costs                       --                15,565                --               15,565
                                               ------------        ------------        ------------       ------------
Total operating expenses                             23,008              34,488              61,859             64,881
                                               ------------        ------------        ------------       ------------

Income (loss) from operations                          (351)            (11,748)              5,182             (7,376)
Other income, net                                       240                 446                 884              1,262
                                               ------------        ------------        ------------       ------------

Income (loss) before income taxes                      (111)            (11,302)              6,066             (6,114)
Provision (credit) for income taxes                     (40)             (2,112)              2,215               (253)
                                               ------------        ------------        ------------       ------------

Net income (loss)                              $        (71)       $     (9,190)       $      3,851       $     (5,861)
                                               ============        ============        ============       ============

Net income (loss) per share - basic            $       0.00        $      (0.66)       $       0.27       $      (0.43)
                                               ============        ============        ============       ============
Net income (loss) per share - diluted          $       0.00        $      (0.66)       $       0.26       $      (0.43)
                                               ============        ============        ============       ============

Common shares outstanding - basic                    14,397              13,870              14,272             13,765
                                               ============        ============        ============       ============
Common shares outstanding - diluted                  14,397              13,870              14,843             13,765
                                               ============        ============        ============       ============


                             See accompanying notes

                              DATAWORKS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (in thousands)


                                                                            NINE MONTHS ENDED
                                                                              SEPTEMBER 30,
                                                                     -------------------------------
                                                                         1998               1997
                                                                     ------------       ------------
OPERATING ACTIVITIES
Net income (loss)                                                    $      3,851       $     (5,861)
Adjustments to reconcile net income to net
   cash provided by operating activities:
  Depreciation and amortization of intangible assets                        5,570              3,652
  Non cash acquisition and related costs                                     --                5,248
  Compensation regarding granting of stock options                             35                 67
  Deferred income taxes                                                        82               (234)
  Provision for doubtful accounts                                             838                965
  Changes in operating assets and liabilities:
     Accounts receivable                                                   (3,313)            (2,752)
     Write-off of bad debts                                                  (543)              (339)
     Other current assets                                                  (2,552)            (1,185)
     Accounts payable                                                        (233)             2,532
     Accrued compensation                                                  (2,399)               976
     Deferred revenue                                                         921              1,754
     Other accrued liabilities and income taxes payable                    (2,202)               263
                                                                     ------------       ------------
Net cash provided by operating activities                                      55              5,086

INVESTING ACTIVITIES
Purchases of equipment, furniture and fixtures                             (6,055)            (3,523)
Purchases of short-term investments                                       (21,210)              --
Sale of short-term investments                                             41,816               --
Additions to capitalized software costs                                    (4,761)            (2,750)
Increase in intangible assets                                              (1,715)              (239)
Cash paid for acquisitions                                                 (2,613)              --
Advances to related parties, net                                                0                 58
Other assets                                                                 (515)               (80)
                                                                     ------------       ------------
Net cash provided by (used in) investing activities                         4,947             (6,534)

FINANCING ACTIVITIES
Net increase (decrease) in obligations under line of credit                  (727)              (655)
Proceeds from notes payable                                                  --                  500
Repayments of notes payable and capital lease obligations                    (884)            (1,740)
Issuance of common stock, net                                               2,503              1,966
                                                                     ------------       ------------
Net cash provided by financing activities                                     892                 71

Effect of exchange rate on cash                                               473               --
                                                                     ------------       ------------
Net increase (decrease) in cash and cash equivalents                        6,367             (1,377)
Cash and cash equivalents at beginning of period                           17,418             50,825
                                                                     ------------       ------------
Cash and cash equivalents at end of period                           $     23,785       $     49,448
                                                                     ============       ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest                             $        153       $        371
                                                                     ============       ============
Cash paid during the period for income taxes                         $        777       $      1,649
                                                                     ============       ============

NON-CASH TRANSACTIONS
Common stock issued for business acquisitions                        $      3,665       $       --
                                                                     ============       ============
Equipment acquired through capital leases                            $        959       $        321
                                                                     ============       ============
Earnouts payable for business acquisitions                           $        682       $        139
                                                                     ============       ============


                             See accompanying notes

                              DATAWORKS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.    BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements included herein have been prepared by DataWorks Corporation (the "Company" or "DataWorks") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1997 included in the Company's Annual Report on Form 10-K. The results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of the results which may be reported for any other interim period or for the year ending December 31, 1998.

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

3.    RECEIVABLE FROM RELATED PARTY

At September 30, 1998 and December 31, 1997, the receivable from related party consists of balances due from one of DataWorks' principal officers and shareholders representing net advances totaling $97,000 at September 30, 1998 and December 31, 1997.

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

The components of comprehensive income for the three and nine months ended September 30, 1998 and 1997 are as follows:


                                                       Three Months Ended                 Nine Months Ended
                                                          September 30,                      September 30,
                                                 ------------------------------      -----------------------------
                                                     1998              1997              1998             1997
                                                 ------------      ------------      ------------     ------------

   Net income (loss)                             $        (71)     $     (9,190)     $      3,851     $     (5,861)
   Unrealized gains (losses) on foreign
      currency translation adjustments                    491               (28)              473              (60)
                                                 ------------      ------------      ------------     ------------

Total comprehensive income (loss)                $        420      $     (9,218)     $      4,324     $     (5,921)
                                                 ============      ============      ============     ============

5.    SOFTWARE REVENUE RECOGNITION

As of January 1, 1998, the Company adopted Statement of Position No. 97-2, Software Revenue Recognition ("SOP 97-2"), which provides guidance for recognizing revenue related to sales by software vendors. The adoption of SOP 97-2 did not have a significant impact on the Company's financial statements for the three and nine months ended September 30, 1998.

6.    ACQUISITIONS

On January 28, 1998, DataWorks acquired a 19.9% interest in evosoft DataWorks Software GmbH ("evosoft") for approximately $413,000 in cash. Evosoft, located in Nuremberg, Germany, will market, distribute and support the Company's products upon translation and localization into German specifications which is anticipated to occur in early 1999. DataWorks has an option to purchase the remaining interest in evosoft by January 2001. The Company accounts for its investment in evosoft under the cost method.

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

On August 12, 1998, DataWorks acquired a 19.5% interest in JB Systems, Inc. ("JB Systems") for $2.2 million in cash. A board member of DataWorks is an affiliate of an entity which owns the majority of the remaining outstanding shares of JB Systems. Therefore, the investment is accounted for using the equity method, and the results of operations of JB Systems are included with the results of the Company's operations subsequent to the purchase date to the extent of the Company's ownership. JB Systems, headquartered in Woodland Hills, California, supplies computerized plant maintenance and management software. DataWorks has an option to purchase the remaining interest in JB Systems for a two-year period commencing on the close of the initial investment. As discussed in Note 10, upon the completion of the merger with Platinum, the Company's board member is expected to resign. Accordingly, the Company will account for its investment in JB Systems on the cost method.

The Company has determined that the aggregate impact on the results of operations in the prior periods of the aforementioned acquisitions does not meet the requirements for pro forma disclosure.

7.    COMMITMENT

During September 1998, the Company entered into an agreement with a commercial developer to lease buildings being developed and constructed by the commercial developer. The buildings, which total approximately 160,000 square feet, will be located in San Diego, California, and will serve as the corporate headquarters for the Company. The lease agreement, which is for a ten-year period with two five-year options to extend the term of the lease, is expected to commence in September 1999. Total lease commitment approximates $33.6 million over the initial lease term. Pursuant to the terms of the lease agreement, the Company expects to incur approximately $5.2 million related to tenant improvements.

8.    RESTRUCTURING COSTS

During the third quarter of 1998, the Company commenced an initial phase of a Company-wide realignment. These costs consisted primarily of severance packages offered to three executives of the Company.

9.    REVISED EMPLOYEE STOCK PURCHASE PLAN

During June 1998, in conjunction with the Company's Annual Shareholders Meeting, the shareholders approved an increase in the number of shares authorized for issuance under the Employee Stock Purchase Plan (the "Plan") by 750,000 shares. During July 1998, the Company adopted a revised Plan which included amendments to the employee eligibility requirements and certain of the terms of rights granted under the Plan.

10.   SUBSEQUENT EVENT

Pursuant to shareholder approval obtained at the Annual Meeting of Shareholders of DataWorks held June 18, 1998, the Company completed its reincorporation in Delaware on October 2, 1998.

On October 13, 1998, the Company entered into a definitive agreement (the "Merger Agreement") with Platinum Software Corporation, ("Platinum"), a supplier of software solutions for manufacturers and distributors in the mid-range market, pursuant to which the Company will become a wholly-owned subsidiary of Platinum in a stock-for-stock merger (the "Merger") intended to qualify as a tax-free reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended, and accounted for as a purchase for financial reporting purposes. Under the terms of the Merger Agreement, stockholders of the Company will receive 0.794 shares of Platinum common stock for each share of Company common stock they own at the time the Merger is consummated. In addition, options and warrants to acquire Company common stock will be converted as a result of the Merger into equivalent options and warrants for Platinum common stock, based upon the exchange ratio. The Merger is expected to be completed in December 1998, subject to approval of the Merger Agreement by the stockholders of the Company and Platinum as well as the satisfaction or waiver of customary closing conditions. The Company has filed a Current Report on Form 8-K (Date of Report: October 2, 1998) with respect to the transactions involving the Company and Platinum, and the foregoing description of such transactions and the various agreements entered into in connection therewith is qualified in its entirety by reference to the documents filed as exhibits to such Form 8-K.

On October 13, 1998, the Company adopted a Shareholder Rights Plan (the "Plan") under which all shareholders of record as of October 28, 1998 will receive rights (the "Rights") to purchase shares of a new series of preferred stock. The Rights will be distributed as a non-taxable dividend and will expire in ten years from the record date. The Rights will be exercisable only if a person or group acquires 15 percent or more of the Company's common stock or announces a tender offer for 15 percent or more of the common stock. In the event a person acquires 15 percent or more of the Company's common stock, all Rights holders except the buyer will be entitled to acquire the Company's preferred stock at a discount. Notwithstanding the foregoing, the Plan provides that the Company's proposed merger with Platinum will not cause the rights to become exercisable as long as Platinum is acting in accordance with the terms of the Merger Agreement.

On October 22, 1998 the Company's Board of Directors authorized an employee stock option repricing effective November 9, 1998. Approximately 1,470,200 shares under options, with original per share prices of $9.75 to $25.75, were repriced at $9.131 per share. The repricing affected the Company's 1995 Equity Incentive Plan, the Interactive Group, Inc. 1995 Stock Option Plan and the Interactive Group, Inc. 1997 Nonstatutory Stock Option Plan assumed by DataWorks as part of the Company's acquisition of Interactive Group, Inc. The repricing did not affect the number of shares issuable under options previously granted, vesting period or expiration date of the options. However, there is a twelve-month period following the repricing in which all repriced options generally cannot be exercised.

A lawsuit was filed against DataWorks on November 3, 1998 seeking an unspecified amount of damages on behalf of an alleged class of persons who purchased shares of the Company's common stock at various times between January 28, 1998 to July 16, 1998. The complaint named as defendants the Company, certain of its officers and former officers and certain directors of the Company, asserting that they violated federal and state securities laws by misrepresenting and failing to disclose certain information about the Company's business. The Company has not yet formally responded to this complaint. Although the Company has insurance which covers such actions, and intends to vigorously defend the actions against the Company, there can be no assurance that an adverse result or settlement with regards to this lawsuit would not have a material adverse effect on the Company's financial condition or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties such as statements of the Company's plans, objectives, expectations and intentions. When used in this report, the words "expects," "anticipates," "intends" and "plans" and similar expressions are intended to identify certain of these forward-looking statements. The cautionary statements made in this report should be read as being applicable to all related forward-looking statements wherever they appear in this report. DataWorks' actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, fluctuations in the Company's operating results, continued new product introductions by the Company, market acceptance of the Company's new product introductions, new product introductions by competitors and the other factors referred to herein and in the Company's Form 10-K for the year ended December 31, 1997.

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

Due to intense competition in the computer hardware market and an increasing tendency for customers, particularly new accounts, to purchase hardware directly from third-party vendors, DataWorks has experienced declining hardware revenues as a percentage of each system it sells and declining profit margins with respect to such hardware revenues. In the past, gross profit from hardware sales has not been a significant part of DataWorks' total gross profit, and the Company believes this trend will continue.

The Company believes its success has been due in large part to its strategy of focusing marketing and development resources on eight "highly engineered product" industries within the mid-range discrete manufacturing market sector. The Company is unaware of any of its competitors specifically targeting the same group of industries. There can be no assurance that competitors with significantly greater financial, technical and marketing resources than DataWorks will not target these particular industries.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain consolidated statement of operations data:


                                               Three Months Ended           Nine Months Ended
                                                  September 30,               September 30,
                                            ------------------------    ------------------------
                                               1998          1997          1998          1997
                                            ----------    ----------    ----------    ----------
Revenues:
    Software licenses                               43%           53%           45%           48%
    Maintenance and other services                  53            40            49            44
    Hardware                                         4             7             6             8
                                            ----------    ----------    ----------    ----------
       Total revenues                              100           100           100           100
Cost of revenues:
    Software licenses                                5             7             5             6
    Maintenance and other services                  39            28            37            31
    Hardware                                         3             5             4             6
                                            ----------    ----------    ----------    ----------
       Total cost of revenues                       47            40            46            43
                                            ----------    ----------    ----------    ----------
Gross profit                                        53            60            54            57
Operating expenses:
    Sales and marketing                             30            29            28            28
    General and administrative                      14            14            13            13
    Research and development                         8             7             8             8
    Restructuring costs                              1            --            --            --
    Acquisition costs                               --            41            --            16
                                            ----------    ----------    ----------    ----------
       Total operating expenses                     53            91            49            65
                                            ----------    ----------    ----------    ----------
Income from operations                               0%          (31)%           5%           (8)%
                                            ==========    ==========    ==========    ==========


COMPARISON OF THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

Revenues - Total revenues increased $5.0 million or 13% to $43.2 million for the quarter ended September 30, 1998 from $38.2 million for the same period in the prior year, and increased $24.2 million or 24% to $124.8 million for the first nine months of 1998 from $100.6 million for the same period in 1997. Software sales decreased 7% for the third quarter of 1998 compared to the same period in 1997, but increased 17% for the nine months ended September 30, 1998 as compared to the same period in 1997. The third quarter decrease was attributable to lower domestic Avante sales, partially offset by an increase in the Company's lower tier products, Vista and Vantage, and to a lesser extent, Avante international sales. Management believes the reduction in domestic Avante sales resulted from a shortage of quota bearing sales representatives due to unusually high turnover earlier in the year. Maintenance and service revenues increased 49% and 38% for the three and nine months ended September 30, 1998, respectively, from the corresponding periods in 1997. The increase in maintenance and other services revenues was a result of the general growth in software license agreements the Company has experienced recently, which provide for initial maintenance, training, installation and support services. Hardware revenues decreased slightly from the same prior year period as a result of de-emphasized third-party hardware sales.

As a percentage of the Company's total revenues, international revenues represented 25% in the third quarter of 1998 as compared to 16% in the third quarter of 1997. For the nine months ended September 30, 1998, international revenues represented 22% of the Company's total revenues as compared to 16% during the corresponding period in 1997. The increase in international revenues consisted primarily of sales from the Company's UK subsidiary and to a lesser extent its Netherlands subsidiary, which was purchased June 1998. In addition to the continued market acceptance of the Avante product, the Company has experienced positive results from its introduction of the Vantage product in Europe.

Cost of Revenues - Total cost of revenues increased $5.1 million or 33% to $20.5 million for the quarter ended September 30, 1998 from $15.4 million in the same prior year period, and increased $14.7 million or 34% to $57.8 million for the first nine months of 1998 from $43.1 million for the same period in 1997. Cost of software licenses as a percentage of software revenue was 12% and 14% for the third quarters of 1998 and 1997, respectively. For the nine months ended September 30, 1998 and 1997, software license cost as a percentage of software revenue was 11% and 12%, respectively. The decrease in the software cost of sales as a percentage of sales is a result of a favorable pricing agreement established with a third-party provider of databases. Cost of maintenance and other services as a percentage of related revenues increased to 74% from 69% for the third quarter of 1998 as compared to the same period in 1997. For the nine months ended September 30, 1998 and 1997, the cost of maintenance and other services as a percentage of related revenues was 75% and 70%, respectively. These expenses were impacted by the 1998 shift toward relatively higher service revenue, which bear a higher cost than maintenance revenue. The Company has made a significant investment in its professional consulting service organization, which has experienced continuous growth during 1998. In addition to the administrative downtime associated with orienting new staff, numerous existing staff were cross-trained on the Company's various software offerings in response to recent changes in customer demand. Although DataWorks experienced a temporary reduction in the overall utilization rate of its professional service staff during the second quarter of 1998 due to a concentration of administrative downtime, the utilization rate increased to its previous levels during the third quarter.

Gross Profit - Gross profit remained unchanged at $22.7 million for the 1998 and 1997 third quarters representing 53% and 60% of total revenues in those quarters, respectively. Gross profit increased $9.5 million or 17% to $67.0 million from $57.5 million for the nine months ended September 30, 1998 compared to the same period last year, representing 54% and 57% of total revenues, respectively. Gross profit, as percentage of revenues, for both the three and nine month periods ended September 30, 1998 was unfavorably impacted by the changes in product mix and the lower overall margin in services as mentioned above.

Sales and Marketing Expenses - Sales and marketing expenses increased $1.9 million or 17% to $12.9 million in the three months ended September 30, 1998 from $11.0 million for the same period in 1997, representing 30% and 29% of total revenues, respectively. These expenses increased $6.6 million or 23% to $35.1 million in the nine months ended September 30, 1998 from $28.5 million for the same period in 1997, representing a constant 28% of total revenues for both periods. The absolute dollar increase was primarily attributable to the Company's expanded direct sales force, increased commissions associated with the higher year to date revenues, increased marketing efforts, and additional facility costs.

General and Administrative Expenses - General and administrative expenses increased $0.7 million or 13% to $5.9 million for the three months ended September 30, 1998 from $5.2 million for the same period in 1997, representing a constant 14% of the total revenues for both periods. These expenses increased $2.7 million or 21% from $13.0 million in the nine months ended September 30, 1997 to $15.7 million for the same period in 1998, representing 13% of total revenues in each period. The increase, in absolute terms, resulted primarily from additional staffing and information systems infrastructure to support the Company's growth as well as increases in expenses associated with the expanding operations of its foreign subsidiaries.

Research and Development Expenses - DataWorks continues to invest heavily in the future by funding research and development projects. Research and development expenses are comprised primarily of salaries and a portion of the Company's overhead for its in-house staff and amounts paid to outside consultants, as appropriate, to supplement the product development efforts of its in-house staff. Research and development expenses are charged to operations as incurred. However, certain software production costs related to the Company's Impresa for Backoffice product, are capitalized pursuant to Statement of Financial Accounting Standards No. 86, Accounting for Software Costs. Amortization of these costs will begin on a module by module basis when the product is initially released, which is expected sometime in 1999. As of September 30, 1998, the amount capitalized for Impresa for Backoffice was $7.9 million. In addition to the in-house software development costs capitalized for the nine months ended September 30, 1998, the Company has capitalized, and is currently selling, $1.2 million of software purchased from third-party software providers.

Gross research and development expenses increased $1.2 million or 32% to $5.0 million in the quarter ended September 30, 1998 from $3.8 million for the same period in 1997, representing 12% and 10% of total revenues in each quarter, respectively. These expenses increased $3.6 million or 34% to $14.1 million in the nine months ended September 30, 1998 from $10.5 million for the same period in 1997, representing 11% and 10% of total revenues, respectively. Gross research and development expenditures included capitalized software costs related to Impresa for Backoffice of $1.3 million and $1.0 million for the third quarters of 1998 and 1997, respectively; and $3.6 million and $2.7 million for the nine months ended September 30, 1998 and 1997, respectively.

Restructuring costs - Restructuring costs of $0.5 million during the nine months ended September 30, 1998 represent the non-recurring costs incurred as part of the initial phase of a Company-wide realignment. These costs were primarily due to severance packages offered to three executives of the Company. During October 1998, the Company incurred $1.5 million related to the re-alignment and workforce reduction and, during the remainder of the fourth quarter of 1998, DataWorks expects to record an additional $2.5 million of non-recurring expenses related to the realignment and workforce reduction.

Acquisition costs - Acquisition costs of $15.6 million in 1997 represent the non-recurring costs incurred during the acquisition of the Interactive Group, Inc.

Other Income, Net - Other income consists primarily of interest and dividend income offset slightly by interest expense. Other income for both the three and nine months ended September 30, 1998 was impacted by the decrease in interest earning balances of cash, cash equivalents and short term investments as compared to the same periods in 1997.

Provision for Income Taxes - During 1998, the Company's effective income tax rate has remained a constant 37%. For the three and nine months ended September 30, 1997, the effective income tax rate was 19%, due primarily to the non-deductibility of certain acquisition and related costs. The effective tax rate for these periods without the non-recurring acquisition and related costs would have been approximately 37%. The estimated annual effective tax rate is relatively sensitive to the results of operations in various foreign subsidiaries. Consequently, such projections may change in future periods and the actual effective tax rate could differ from the current estimate.

LIQUIDITY AND CAPITAL RESOURCES

The Company finances its operations with cash generated from operations and its current cash and short-term investment balances. During the first nine months of 1998, the Company's operating activities generated $55,000 of cash. This included $3.9 million net income, $6.5 million of non-cash expenses offset by $10.3 million of cash used for working capital purposes. The use of working capital was attributable to an increase in accounts receivable and the payments of year-end commissions and bonuses, accrued merger-related integration costs, and prepaid third-party database and maintenance costs.

Cash provided by investing activities amounted to $5.0 million for the first nine months of 1998. The increase was primarily due to the maturity of short-term investments that totaled $20.6 million, net. Cash used in investing activities included $4.8 million of capitalized software costs primarily related to the Impresa for Backoffice development, $6.0 million of capital equipment purchases, $2.2 million investment in JB Systems and the $1.4 million increase of intangible assets associated with the purchase of CTi and C-WAY.

Financing activities provided $0.9 million during the nine months ended September 30, 1998. Proceeds from the exercise of stock options and from stock purchased by employees through the Company's Employee Stock Purchase Plan provided cash of $2.5 million. Capital lease obligations, repayment of the Company's line of credit obligation and the payment of non-interest bearing earnout payables during the first two quarters of 1998 reduced cash provided by financing activities by $1.5 million.

As of September 30, 1998 DataWorks had $61.7 million working capital, including $23.8 million in cash and cash equivalents and $9.9 million in short-term investments consisting of high-quality municipal bonds, U. S. government debt securities and commercial paper and auction securities. DataWorks' principal commitments as of September 30, 1998 consisted primarily of facilities and equipment leases. During September 1998, DataWorks entered into an agreement with a commercial developer to lease buildings being developed and constructed by the commercial developer. The buildings, which total approximately 160,000 square feet, will be located in San Diego,

California, and will serve as the corporate headquarters for DataWorks. The lease agreement, which is for a ten-year period with two five-year options to extend the term of the lease, is expected to commence in September 1999. Total lease commitment approximates $33.6 million over the initial lease term and $5.2 million in tenant improvements. DataWorks is also obligated under certain software reseller agreements with third-party providers to render quarterly or annual minimum licenses and maintenance support payments. These payments amount to $0.9 million, $3.3 million, $2.1 million and $2.8 million for the remainder of 1998, 1999, 2000 and 2001, respectively.

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

CERTAIN RISKS

Software Revenue Recognition - Prior to 1998, the Company recognized revenue in accordance with the provisions of the American Institute of Certified Public Accountants ("AICPA") Statement of Position No. 91-1, Software Revenue Recognition ("SOP 91-1"). The AICPA has recently adopted Statement of Position No. 97-2, Software Revenue Recognition ("SOP 97-2"), which supersedes SOP 91-1. The Company adopted SOP 97-2 effective January 1, 1998. The adoption of SOP 97-2 did not have a significant impact on the Company's financial statements for the three and nine months ended September 30, 1998. However, there can be no assurance that subsequent interpretations of this pronouncement by the Company's independent auditors or the Securities and Exchange Commission will not modify the Company's revenue recognition policies, or that such modifications will not have a material adverse effect on the operating results reported in any particular quarter. There can be no assurance that the Company will not be required to adopt changes in its software licensing or services practices to conform to SOP 97-2.


Year 2000

The Company's State of Readiness - Significant uncertainty exists in the software industry concerning the potential effects from the Year 2000 issue associated with the date codes used in computer software and hardware systems. The Year 2000 plan of DataWorks' internal support staff consists of four phases:
(1) complete an inventory of all mission critical systems employed in the Company, including identification of hardware, software and embedded technology that potentially may be affected by the Year 2000 issue; (2) categorize all mission critical systems as compliant, compliant with minor issues, or non-compliant; (3) identify steps to bring all compliant with minor issues and non-compliant products into compliance through modifications and/or upgrades; and (4) implement all necessary modifications and/or upgrades. All four phases include evaluation of the Company's products, its information technology systems and its non-information technology systems which include embedded technology, such as microcomputers. The Company believes it has largely completed the first two phases described above. Although it will continue efforts to identify issues in this regard, the Company currently estimates that phases three and four will be completed by mid-1999. In addition, the Company is dependent on products and services provided by third parties and must rely on those third parties to assess the impact of the Year 2000 issue on the technology they have supplied and to take any necessary corrective action. The Company has obtained Year 2000 compliance documentation from the majority of these third-party suppliers and expects to receive the remaining documentation by mid-1999.

Costs - Over the last two years, the Company has upgraded or replaced the majority of its mission critical information and non-information technology systems through its normal capital procurement programs. To date, no specific expenditures have been made as a result of the Year 2000. Costs incurred by the Company to remediate the Year 2000 problems within its own products included software development efforts accomplished by its internal development staff. These incremental costs were expensed as incurred to research and development consistent with other on-going product enhancement efforts and were not considered material. The Company expects to fund any future costs through cash flows from operations and does not expect these costs to have a material adverse effect on the Company's liquidity or results of operations. The cost of the project is based on the Company's estimates, which make numerous assumptions about future events. There can be no assurance that these estimates will be correct and actual costs could differ materially from these estimates.

Most Reasonably Likely Worst Case Scenarios for the Company - The Company will continue to devote resources to address its Year 2000 issues. However, there can be no assurance that the Company's products do not contain undetected Year 2000 problems. Further, there can be no assurance that the Company's assessment of third-party suppliers and vendors will be accurate. Furthermore, it has been widely reported that a significant amount of litigation surrounding business interruptions will arise out of Year 2000 issues. It is uncertain whether, or to what extent, the Company may be affected by such litigation. Additionally, third-party software and computer technology used internally may materially impact the Company if not Year 2000 compliant. The Company's operations may be at risk if its suppliers and other third-party service providers fail to adequately address the problem. This issue could result in system failures, data corruption, the generation of erroneous information, and other significant disruptions of business activities. Based on currently available information, management does not believe that the Year 2000 matters discussed above related to internal systems or products sold to customers will have a material adverse impact on the Company's financial condition or overall trends in results of operations. However, to the extent that either the Company or a third-party vendor or service provider on which the Company relies does not achieve Year 2000 readiness, the Company's results of operations may be adversely impacted. The amount of such an impact cannot be quantified at present.

The Company's Contingency Plan - The Company does not have a Contingency Plan. DataWorks is in the process of evaluating the need for a contingency plan and expects to finish the evaluation by early 1999.

Forward-looking Statements - The Company has made forward-looking statements regarding its Year 2000 Program. Those statements include: the Company's expectations about when it will be "Year 2000 ready"; the Company's expectations about the impact of the Year 2000 problem on its ability to continue to operate on and after January 1, 2000; the readiness of its suppliers, the costs associated with the Year 2000; and worst case scenarios. The Company has described many of the risks associated with those forward-looking statements above. However, the Company wishes to caution the reader that there are many factors that could cause its actual results to differ materially from those stated in the forward-looking statements. This is especially the case because many aspects of its Year 2000 Program are outside its control such as the performance of many third-party suppliers. All of these factors made it impossible for the Company to ensure that it will be able to resolve all Year 2000 problems in a timely manner to avoid materially adversely affecting its operations or business or exposing the Company to third-party liability.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        Not applicable.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      DataWorks, and certain of its officers, directors and former officers, consisting of Stuart W. Clifton, Norman R. Farquhar, Mark Hellinger, Robert W. Brandel, Nathan W. Bell and Ronald S. Parker, have been named as defendants in a lawsuit alleging violations of the federal securities laws. The complaint, which was filed on November 3, 1998 in the United States District Court for the Southern District of California, purports to be brought on behalf of a class of stockholders, and alleges that between January 28, 1998 and July 16, 1998, the defendants issued misleading statements concerning DataWorks' acquisition of the Interactive Group, Inc. and sales of certain products. The complaint does not specify the dollar amount of damages alleged or relief requested. Platinum is also named in the lawsuit as a defendant as a successor of DataWorks. DataWorks intends to vigorously defend itself in the lawsuit, and denies the allegations in the complaint. Although the Company has insurance which covers such actions, and intends to defend the actions against the Company, there can be no assurance that an adverse result of settlement with regard to this lawsuit would not have a material adverse effect on the Company's financial condition or results of operations.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

      Exhibit 10.1- Separation Agreement dated August 4, 1998, between the Company and Mark Hellinger.
      Exhibit 11 - Statements of Consolidated Computation of Earnings Per Share
      Exhibit 27.1 - Financial Data Schedule

      (b) Reports on Form 8-K.

      On October 23, 1998, the Company filed a Current Report on Form 8-K dated October 2, 1998 reporting under Item 5 ("Other Events"), that the Company announced that it had entered into a definitive Agreement and Plan of Reorganization with Platinum Software Corporation, a Delaware corporation ("Platinum"), pursuant to which the Company will become a wholly owned subsidiary of Platinum in a stock-for-stock merger intended to qualify as a tax-free reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended.

      The foregoing Current Report on Form 8-K dated October 2, 1998 also reported under Item 5 ("Other Events"), that pursuant to shareholder approval obtained at the Annual Meeting of Shareholders of DataWorks Corporation (the "Company") held June 18, 1998, the Company had completed its reincorporation in Delaware on October 2, 1998.

      On October 19, 1998, the Company filed a Current Report on Form 8-K dated October 13, 1998 reporting under Item 5 ("Other Events"), that the Company adopted a Shareholder Rights Plan (the "Plan") under which all shareholders of record as of October 28, 1998 will receive rights (the "Rights") to purchase shares of a new series of preferred stock. The Rights will be distributed as a non-taxable dividend and will expire in ten years from the record date. The Rights will be exercisable only if a person or group acquires 15 percent or more of the Company's common stock or announces a tender offer for 15 percent or more of the common stock. In the event a person acquires 15 percent or more of the Company's common stock, all Rights holders except the buyer will be entitled to acquire the Company's preferred stock at a discount. Notwithstanding the foregoing, the Plan provides that the Company's proposed merger with Platinum will not cause the rights to become exercisable as long as Platinum is acting in accordance with the terms of the Merger Agreement.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              DATAWORKS CORPORATION
                                  (Registrant)



Date:   November 16, 1998                  /s/ Stuart W. Clifton
                                       ----------------------------------
                                                Stuart W. Clifton
                                            Chairman of the Board and
                                             Chief Executive Officer
                                          (Principal Executive Officer)



Date:   November 16, 1998                   /s/ Norman R. Farquhar
                                       ----------------------------------
                                               Norman R. Farquhar
                                           Chief Financial Officer and
                                                    Director
                                          (Principal Financial Officer)